Form 10QSB
period 1996-12-31
EDNET INC
filed 1997-02-19
CIK 1004233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


         (MARK ONE)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996 or


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-21659


                                   EDnet, INC.

        (Exact name of small business issuer as specified in its charter)


Colorado                                                     84-1273795
--------------------------------------------------------------------------------
State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)


One Union Street, San Francisco, California                  94111
--------------------------------------------------------------------------------
Address of principal executive offices                       (Zip Code)


Issuer's telephone number, including area code               (415) 274-8800
                                                             -------------------

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___.

Number of shares outstanding of the issuer's common stock as of December 31, 1996: 4,910,465

Transitional Small Business Disclosure Format (Check one):        Yes      No X
                                                                     ---     ---

Part I.  FINANCIAL INFORMATION

                                  EDnet, Inc.
                       CONSOLIDATED STATEMENTS OF INCOME
          For the Three and Six Months ended December 31, 1996 & 1995


                                                                         Three Months                            Six Months
                                                                        Ended December 31                     Ended December 31
                                                                          (Unaudited)                            (Unaudited)
                                                                --------------------------------------------------------------------
                                                                     1996              1995               1996               1995
                                                                --------------------------------------------------------------------
Revenues:
  Equipment sales and installation                             $   345,927        $   349,298        $   641,705        $   697,824
  Site development and services                                    347,488               --              575,875               --
  Access, Usage, and Hosting fees                                  424,590            293,456            801,864            505,253
  Other fees                                                        33,479             25,616             58,639            129,182
                                                                -----------        -----------        -----------        -----------
                                                                 1,151,484            668,370          2,078,084          1,332,259

Cost of sales                                                      596,935            424,550          1,203,816            819,104
                                                                -----------        -----------        -----------        -----------

  Gross Profit                                                     554,549            243,820            874,268            513,155

Research & Development                                             764,532               --              923,096               --
Sale and Marketing Expenses                                        245,364              2,832            437,872              7,670
General and Administrative expenses                                614,257            370,700          1,111,318            661,260
                                                                -----------        -----------        -----------        -----------
   Loss from operations                                         (1,069,604)          (129,712)        (1,598,018)          (155,775)
                                                                -----------        -----------        -----------        -----------

Other income (expense):
  Interest income                                                      508               --                  524               --
  Interest expense                                                (100,920)            (5,858)          (157,566)           (11,783)
                                                               -----------        -----------        -----------        -----------
Total other income (expense), net                                 (100,412)            (5,858)          (157,042)           (11,783)
                                                               -----------        -----------        -----------        -----------

  Loss before provision for income taxes                        (1,170,016)          (135,570)        (1,755,060)          (167,558)

Income taxes                                                          --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------
  Net Loss                                                     $(1,170,016)       $  (135,570)       $(1,755,060)       $  (167,558)
                                                               ===========        ===========        ===========        ===========

Net Loss Per Common Share                                      $     (0.26)       $     (0.06)       $     (0.39)       $     (0.07)
                                                               ===========        ===========        ===========        ===========

Weighted Average Number
  of Shares Outstanding                                          4,536,020          2,261,945          4,536,020          2,261,945
                                                               ===========        ===========        ===========        ===========


                      The accompanying notes are an integral part of these consolidated financial statements.

                                  EDnet, Inc.
                           CONSOLIDATED BALANCE SHEETS
                    As of December 31, 1996 and June 30, 1996



                                      ASSETS

                                                               12/31/96       6/30/96
                                                             (Unaudited)
                                                             -----------    -----------
CURRENT ASSETS
     Cash                                                    $   181,196    $   221,875
     Accounts Receivable, net                                    737,994        478,076
     Inventories                                                 296,843        147,409
     Other Current Assets                                        159,110         14,298
                                                             -----------    -----------
               TOTAL CURRENT ASSETS                            1,375,143        861,658


PROPERTY AND EQUIPMENT, NET                                      664,282        488,943
GOODWILL, NET                                                    758,357      1,088,568
OTHER ASSETS                                                     243,932         79,342
                                                             -----------    -----------
          TOTAL ASSETS                                       $ 3,041,714    $ 2,518,511
                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                        $ 1,448,497    $   659,709
     Accrued expenses                                            646,213        390,002
     Deferred revenue                                             13,986         69,623
     Line of credit                                               16,522         16,638
     Notes payable                                             1,328,781        990,991
     Current portion of capital lease obligations                 39,460         24,493
                                                             -----------    -----------
          TOTAL CURRENT LIABILITIES                            3,493,459      2,151,456

CAPITAL LEASE OBLIGATIONS--LONG TERM                              33,097         43,622
                                                             -----------    -----------
          TOTAL LIABILITIES                                    3,526,556      2,195,078

STOCKHOLDERS' EQUITY
     Common stock; par value $.001 per share
     Authorized 50,000,000 shares,4,910,465
     and 4,468,322 shares issued and
     outstanding as of December 31, 1996                         4,910          4,468
     and June 30, 1996, respectively.

     Common stock warrants                                       222,920          --

     Capital paid in excess of par value
     of common stock                                           3,482,065      2,758,644

     Accumulated Deficit                                      (4,194,737)    (2,439,679)
                                                             -----------    -----------
               TOTAL STOCKHOLDERS' EQUITY                       (484,842)       323,433

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 3,041,714    $ 2,518,511
                                                             ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.

                                   EDnet, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months ended December 31, 1996 & 1995


                                                         12/31/96      12/31/95
                                                       (Unaudited)   (Unaudited)
                                                       -----------   -----------

Cash flows from operating activities:

   Net Loss                                           $(1,755,060)   $ (167,558)

   Adjustments to reconcile net loss to
   cash used in operating activities:

     Depreciation and amortization                        272,866        50,791
     Noncash compensation expenses                                       51,002
     Increase in Other Current Assets                     (19,075)      (10,561)
     Increase in Accounts Receivable                     (259,918)     (152,701)
     Increase in Inventory                               (149,434)     (225,721)
     Increase (Decrease) in Accounts Payable &
         Accrued Expenses                               1,044,883      (115,756)
     Decrease in Deferred Revenue                         (55,637)     (162,107)
                                                      -----------    ----------
       Net Cash used in operating activities             (833,685)     (732,611)
                                                      -----------    ----------

Cash flows from investing activities:

   Purchase of property and Equipment                    (263,336)      (16,246)
                                                      -----------    ----------
       Net cash used in investing activities             (263,336)      (16,246)
                                                      -----------    ----------

Cash flows from financing activities:

   Repayment on borrowings                               (372,256)     (126,725)
   Proceeds from borrowings                             1,000,000          --
   Repayments on capital leases                           (11,820)         --
   Issuamce of shares under Reg D                         528,108       997,500
                                                      -----------    ----------
       Net cash provided by financing activities        1,144,032       870,775
                                                      -----------    ----------

       Net (decrease) increase in cash                    (40,679)      121,918
                                                      ===========    ==========

Cash at beginning of period                               221,875        56,437
                                                      -----------    ----------
Cash at end of period                                 $   181,196    $  178,355
                                                      ===========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   EDNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Basis of Presentation
     In the opinion of management, the unaudited consolidated condensed financial statements included herein have been prepared on a consistent basis with the June 30, 1996 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. As reported in the Company's audited financial statements of June 30, 1996, the Company has not been able to generate any operating profit since inception, and is attempting to raise additional funds as described in Notes 7 and 9. However, if the Company is unable to raise additional funds, it may not have the financial resources to continue as a going concern. The financial statements do not contain any adjustments that may be needed if the Company is unable to continue as a going concern.

2.   Consolidation
     The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries Entertainment Digital Network, Inc. (EDN) and Internet Worldwide Business Solutions, Inc. (IBS). Material inter-company transactions and balances have been eliminated.

3.   Amendment to Acquisition of Internet Worldwide Business Solutions,  Inc.
     On December 31, 1996, the Company amended the terms of its previously consummated acquisition of its wholly-owned subsidiary, IBS, by dividing IBS into two separate corporations. IBS's Internet service business continues to operate as IBS. IBS licensed to Breakthrough Software, Inc.
     (BSI) certain software under development by IBS related to development, operation, and maintenance of world-wide web sites, and the Company agreed to lend BSI up to $250,000 (represented by an unsecured note), of which approximately $130,000 has been lent as of December 31, 1996, to be used for specified purposes. The Company retained ownership of 2,000,000 shares of BSI's convertible preferred stock, which represents, after conversion into BSI non-voting common stock, 40% of BSI's outstanding common stock. At December 31, 1996, the Company recorded its net book value allocated to BSI of $166,667 as its investment. Also as a part of the amendment, remaining acquisition notes payable from the Company to the founders of IBS in the amount of $250,000 were canceled (Note 6), and the remaining term of an earn-out plan to such founders was canceled in consideration of the issuance of 100% of the outstanding voting common stock (Note 8).

4.   Loss per Share
     Loss per share has been computed using the weighted average number of common shares outstanding totaling 4,536,020 shares as of December 31, 1996 and 2,261,945 shares as of December 31, 1995. Due to the Company's loss position, common equivalent shares (stock options and warrants) have been excluded because they are anti-dilutive.

5.   Research and Development
     The Company incurred $764,532 of Research and Development expense during the three months ended December 31, 1996 a major portion of which is associated with the development of the Internet software product by IBS (which software has now been licensed by IBS to BSI effective

     December 31, 1996 (Note 3)). Total six month expenditures on Research & Development were $923,096.

6.   Notes Payable

     In July, August and September, 1996 the company borrowed a total of $1,000,000 under three senior collateralized promissory notes (the Notes), arranged by its financial advisor, Morgan Fuller Capital Group (Morgan Fuller), as follows:

                 Date               Amount         Rate        Due Date
         July 5, 1996              $500,000        14%         November 15, 1996
         August 9, 1996             200,000        14%         November 15, 1996
         September 10, 1996         300,000        14%         November 15, 1996

     The Notes are collateralized by the Company's assets, with interest originally payable quarterly starting September 30, 1996. Terms of the Notes include a provision for conversion to a term loan with interest increasing to 18% and principal payments of $100,000 per month. Morgan Fuller subsequently sold participations in the Notes to certain investors in a private placement offering.

     On November 15, 1996 the Notes were extended through January 31, 1997. In connection with the Notes and extension, the Company issued warrants as described in Note 8 and agreed to pay Morgan Fuller a loan extension fee of 1.5%. On January 31, 1997, the Notes converted into a term loan, as described above, with monthly principal payments commencing February 15, 1997.

     In conjunction with the Company's amendment of the terms of the IBS acquisition (Note 3), $250,000 in notes payable that were associated with the original acquisition were canceled, and the associated goodwill eliminated.

7.   Equity Private Placements
     On November 30, 1996 the Company completed a private placement of 317,143 shares of common stock priced at $1.75 per share. Each share was issued with a warrant to purchase an additional share through November 29, 1999 at a price of $2.50 per share. Holders of this common stock and warrants have been granted piggyback and Form S-3 registration rights for the common stock and common stock underlying the warrants.

     On December 31, 1996, the Company initiated a private placement of up to $5,000,000 of common stock priced at $1.00 per share. Holders of this common stock will have piggyback and Form S-3 registration rights.

8.   Stock, Options and Warrants
     On December 10, 1996, the Company issued 125,000 shares of common stock to the two former owners of IBS (then employees of IBS) earned as a part of the revenue-based earn-out plan established at the time of acquisition. These shares were valued at $1.5625 per share, the trading price of the stock as of the date of issuance and resulted in increased goodwill of $195,313. As a part of the amendment to the IBS acquisition (Note 3), the remainder of the earn-out plan was canceled.

     In connection with the Notes arranged by Morgan Fuller (Note 6), the Company issued the following warrants to purchase shares of the Company's common stock to Morgan Fuller and its nominees:

                                 Number of     Exercise         Expiration
         Date                    Warrants        Price             Date
         July 5, 1996             58,824         $4.25        July 4, 1999
         September 11, 1996       67,806         $3.69        September 10, 1999

     In connection with the extension of the Notes (Note 6), the Company issued 55,970 warrants to Morgan Fuller and nominees with an exercise price of $2.68 per share to be exercised prior to November 14, 1999. Holders of these warrants have been granted piggyback and Form S-3 registration rights for the common stock underlying the warrant. The fair value of the warrants issued has been recorded as debt issuance costs and discount to the Notes and amortized over the term of the Notes. Net amounts included in Other Current Assets and offset to Notes Payable are $123,661 and $39,509, respectively, as of December 31, 1996.

     On December 31, 1996, the Company's Incentive Stock Option Plan for certain officers and executive employees of the Company expired, thereby reducing outstanding and reserved incentive options by 500,000 shares. No options were exercised under the plan.

     There were no options or warrants exercised during the period.


9.  Subsequent Events

     Consulting Agreement with Liviakis Financial Communications, Inc.

     Pursuant to an agreement effective January 12, 1997 between the Company and Liviakis Financial Communications, Inc. (Liviakis), Liviakis agreed to provide investor relations consulting services to the Company for a term of one year ending on January 2, 1998. As payment for its services, Liviakis will receive 490,000 unregistered shares of common stock from the Company, to be valued when issued. At the end of the term of the consulting agreement, Liviakis shall have the same demand registration rights to register such shares with the Securities and Exchange Commission (SEC) as given to investors in the December 1996 private placement discussed in Note 7.

     Consulting Agreement with NET Financial International, Ltd.

     On January 31, 1997, the Company entered into a Consulting Agreement with NET Financial International, Ltd. (NET Financial) to assist the Company in raising up to $5,000,000 in a series of private placements of stock, discussed below. The Company has agreed to pay NET Financial fees equal to 10% of the total capital raised in the financing as well as issuing to it a warrant exercisable for two years allowing the purchase of shares of common stock with a value on the date of the closing of the financing equal to 6% of the capital raised in the financing, at an exercise price equal to the closing bid price of the common stock on the date of the closing of the financing. The agreement has a term of three months and thereafter is terminable by either party upon ten days prior written notice. In addition, if the Company seeks additional financing during the twelve month period after the execution of the NET Financial consulting agreement, the Company must give NET Financial the right of first refusal to obtain such additional financing, upon the compensation terms described above.

     Equity Private Placement

     Pursuant to a Certificate of Designation filed with the Colorado Secretary of State on February 2, 1997, the Company's Articles of Incorporation were amended to allow the Company to issue Series A Preferred Shares. On
     February 3, 1997, the Company offered up to $1,750,000 of its Series A Preferred Stock at $1,000 per share to non-United States persons in an offering exempt from registration under Regulation S of the Securities Act of 1933, as amended, under its agreement with NET Financial, described above. The shares are convertible into common stock at any time until the third anniversary of their issuance at the lesser of 70% of: (i) the average of the closing bid price of the common stock on the five trading days preceding conversion (the "Market Price"); or (ii) the average of the closing bid price for the common stock on the five trading days preceding the closing (the "Closing Price"), or (iii) if the Market Price or the Closing Price is less than $1.43 per share, the minimum price shall be deemed to be $1.43 per share (the "Floor"). The Series A Preferred Shares are also subject to mandatory conversion on the third anniversary of their issuance at the lesser of 70% of the Market Price or the Closing Price, subject to the Floor. Upon conversion, the holders of Series A Preferred Shares will be paid a 6% cumulative dividend measured from the issuance date through the conversion date, payable in common stock valued at the Market Price. The Series A Preferred Shares have a liquidation preference of $1,000 per share and all other stock of the Company is subordinate to such preference. Holders of Series A Preferred Shares or the underlying conversion common stock will be granted piggyback and Form S-3 registration rights for the underlying common stock.

                                   EDNET, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

For the three months ended December 31, 1996, the Company's revenues of $1,151,484 increased 72% compared to revenues of $668,370 in the comparable period last year. Revenues for the six months ended December 31, 1996 increased 56% to $2,078,084, compared to revenues of $1,332,259 in the comparable period last year. Increases in revenue are attributed to increases in network access and usage fees associated with a larger installed base and the addition of web development and hosting revenues associated with the acquisition of IBS.

Gross Profit increased to $554,549, or 48% of sales, in the three months ended December 31, 1996 compared to $243,820, or 36% of sales, in the equivalent period last year. For the six months ended December 31, 1996 gross profit increased to $874,268, or 42% of sales, from $513,155, or 39% of sales, in the equivalent period last year. Increases in gross profit as a percentage of sales are attributed to sales of a more profitable product mix, growth in usage revenues, which carry a higher profit margin, and the addition of web development and hosting revenues, which carry a high profit margin.

Operating expenses (including Research & Development, Sales & Marketing and General and Administrative) increased to $1,624,153 in the three months ended December 31, 1996 compared to $373,532 in the equivalent period last year. For the six months ended December 31, 1996 operating expenses increased to $2,472,286 from $668,930 in the equivalent period last year. Significant non-recurring expenditures in the three months ended December 31, 1996 included $764,532 of Research & Development expense, a major portion of which is associated with the development of the Internet software product by IBS (which software has now been licensed by IBS to BSI effective December 31, 1996 (Note
3)). Total six month expenditures on Research & Development were $923,096. Operating expenses for the three and six month periods ending December 31, 1996 also include $36,000 and $204,000 respectively, which represent non-recurring legal and accounting costs associated with the IBS acquisition, the Company's initial three-year audit, the filing of a Form 10-SB registration statement with the SEC, and fees associated with the Notes. With these items excluded, operating expenses were $823,621 for the three months ended December 31, 1996 and $1,345,190 for the six months ended December 31, 1996, representing a 121% and 101% increase respectively over the comparable periods in the prior year. This increase is consistent with the necessary addition of infrastructure associated with the Company's increase in sales. Current year operating expenses also include public and investor relations, and other costs associated with being a public company that were not incurred in comparable periods of the prior fiscal year.

Other expenses increased to $100,412 in the three months ended December 31, 1996 compared to $5,858 in the equivalent period last year. For the six months ended December 31, 1996 other expenses increased to $157,042 from $11,783 in the equivalent period last year. The increase in other expenses was due to increases in interest expense and amortization of debt issuance costs and note discounts associated with the placement of the Notes (See Note 6).

For the three months ended December 31, 1996, the Company incurred a net loss of $1,170,016, or ($0.26) per share based on a weighted average of 4,536,020 shares, compared with a net loss of $135,570, or ($0.06) per share based on a weighted average of 2,261,945 shares in the prior year. The

Company incurred a net loss for the six months ended December 31, 1996 of $1,755,060, or ($0.39) per share based on 4,536,020 weighted average shares outstanding, compared with a net loss of $167,558, or ($0.07) per share, based on 2,261,945 weighted average shares outstanding for the same period last year.


Financial Condition, Liquidity, and Capital Resources

At December 31, 1996, the Company's accumulated deficit since inception was $4,194,737 and its working capital deficit was $2,118,316. The Company's financial condition has been adversely affected by a delay in completing the financings described in Notes 7 and 9 to the unaudited interim financial statements which are necessary to fund the Company's growth, by certain non-recurring operating expenses discussed above, and by high expenditures associated with research and development of the IBS software product that was licensed to BSI on December 31, 1996 (Note 3).

The Company has implemented a plan of operation to address these issues and believes that such plan should enable the Company to satisfy its cash requirements during the upcoming twelve months. Key components of the plan are:
(1) the IBS/BSI transactions described in Note 3 will relieve the Company of making any substantial additional funding for the research and development costs and marketing expenses of the IBS website software that was licensed to BSI, (2) the Company believes that conversion of the Notes described in Note 6 into a term loan is preferable to paying off the entire balance of the Notes, and will enable to Company to use its capital for operations, (3) on December 31, 1996, the Company initiated a private placement of up to $5,000,000 of common stock to finance operations and service the Notes, of which it has raised $165,000 as of February 10 (Note 9), and (4) the Company has retained a consultant to assist the Company in raising up to $5,000,000 in private placements of stock, the first phase of which commenced on February 3, 1997 (Note 9).

Management believes that if a total of $5,000,000 in the offerings discussed in the plan of operation above is raised, such amount will be sufficient to provide the financial resources necessary to allow the Company to continue to expand its operations and achieve profitability. Should this not occur, Management may act to reduce the amount of the Company's spending devoted to research and development, or take other actions to match spending to the amount of capital raised. Management is continually monitoring the Company's cash position and the status of these offerings.


Disclosure Pursuant to the Private Securities Litigation Reform Act of 1995

When used in this Management's Discussion and Analysis, the words "anticipate," "estimate," "expect" and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, including, but not limited to, the following: risks associated with fundraising and the company's ability to secure resources necessary to fully develop business products; business conditions in the telecommunications, entertainment, and advertising industries, and the general economy; competitive factors such as rival networking technology, competing products, and competitive pricing; risks associated with development, introduction, and acceptance of new products; the company's ability to manage its rapid growth and attract and retain key employees; and other risk factors. Actual results may differ materially from management expectations as discussed here.

PART II  OTHER INFORMATION


Item 1.   Legal Proceedings

None


Item 2.  Changes in Securities

Pursuant to a Certificate of Designation filed with the Colorado Secretary of State on February 2, 1997, the Company's Articles of Incorporation were amended to allow the Company to issue Series A Preferred shares (see Note 9 to the unaudited consolidated condensed financial statements).

Item 3.  Defaults Upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K

(a) (27) Financial Data Schedule
(b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            EDNET, INC.




February 19, 1997                           By: ________________________________
                                                Tom Kobayashi
                                                Chairman of the Board and
                                                Chief Executive Officer






                                            By: ________________________________
                                                Alan K. Geddes
                                                Vice President, Finance and
                                                Chief Financial Officer