Form 10QSB/A
period 1996-12-31
EDNET INC
filed 1997-04-14
CIK 1004233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB/A


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




                                            EDNET, INC.




February 19, 1997                           By:  /s/ Tom Kobayashi
                                               ________________________________
                                                Tom Kobayashi
                                                Chairman of the Board and
                                                Chief Executive Officer






                                            By:  /s/ Alan K. Geddes
                                               ________________________________
                                                Alan K. Geddes
                                                Vice President, Finance and
                                                Chief Financial Officer