Form 10QSB
period 1997-03-31
EDNET INC
filed 1997-05-15
CIK 1004233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


         (MARK ONE)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997 or


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

Number of shares outstanding of the issuer's common stock as of March 31, 1997:
5,665,465

Transitional Small Business Disclosure Format (Check one):        Yes___  No_X_


Part I.  FINANCIAL INFORMATION


                                                            EDnet, Inc.
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                     For the Three and Nine Months ended March 31, 1997 & 1996

                                                                         Three Months                          Nine Months
                                                                        Ended March 31                        Ended March 31
                                                                        ( Unaudited )                         ( Unaudited )
                                                               ------------------------------        ------------------------------
                                                                   1997               1996               1997               1996
                                                               -----------        -----------        -----------        -----------
Revenues:
        Equipment sales and installation                       $   192,778        $   352,299        $   834,483        $ 1,050,123
        Site development and services                              205,157               --              781,032               --
        Access, Usage, and Hosting fees                            504,199            215,087          1,306,063            720,340
        Other fees                                                  36,718             28,257             95,357            157,439
                                                               -----------        -----------        -----------        -----------
                                                                   938,852            595,643          3,016,935          1,927,902

Cost of sales                                                      515,022            358,451          1,718,837          1,177,555
                                                               -----------        -----------        -----------        -----------

        Gross Profit                                               423,830            237,192          1,298,098            750,347



Research & Development                                              51,188               --              974,284               --
Sales and Marketing expenses                                       232,412             11,460            670,284             19,130
General and Administrative expenses                                838,319            405,014          1,949,637          1,066,274
                                                               -----------        -----------        -----------        -----------

        Loss from operations                                      (698,089)          (179,282)        (2,296,107)          (335,057)
                                                               -----------        -----------        -----------        -----------

Other income (expense):
        Interest expense                                          (164,118)            (2,956)          (261,412)           (26,522)
        Gain on sales of fixed assets                                2,323               --                2,323               --
                                                               -----------        -----------        -----------        -----------

        Total other income (expense), net                         (161,795)            (2,956)          (259,089)           (26,522)
                                                               -----------        -----------        -----------        -----------

        Loss before provision for income taxes                    (859,884)          (182,238)        (2,555,196)          (361,579)

Income taxes                                                         3,266               --                3,266               --
                                                               -----------        -----------        -----------        -----------

        Net Loss                                               $  (863,150)       $  (182,238)       $(2,558,462)       $  (361,579)
                                                               ===========        ===========        ===========        ===========

Net Loss Per Common Share                                      $     (0.17)       $     (0.08)       $     (0.54)       $     (0.16)
                                                               ===========        ===========        ===========        ===========

Weighted Average Number                                          5,178,909          2,261,945         4,747,188           2,261,945
                                                               ===========        ===========        ===========        ===========



                      The accompanying notes are an integral part of these consolidated financial statements.

                                                             EDnet, Inc.
                                                     CONSOLIDATED BALANCE SHEETS
                                               As of March 31, 1997 and June 30, 1996

                                                               ASSETS
                                                                                                   3/31/97              6/30/96
                                                                                                 (Unaudited)
                                                                                                -----------------------------------
CURRENT ASSETS
        Cash                                                                                    $    58,219             $   221,875
        Accounts Receivable, net                                                                    634,758                 478,076
        Inventories                                                                                 236,235                 147,409
        Other Current Assets                                                                        768,400                  14,298
                                                                                                -----------------------------------
                TOTAL CURRENT ASSETS                                                              1,697,612                 861,658

PROPERTY AND EQUIPMENT, NET                                                                         623,951                 488,943
GOODWILL, NET                                                                                       714,996               1,088,568
OTHER ASSETS                                                                                         64,445                  79,342
                                                                                                -----------------------------------
        TOTAL ASSETS                                                                            $ 3,101,004             $ 2,518,511
                                                                                                ===================================

                                           LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
        Accounts payable                                                                        $ 1,531,048             $   659,709
        Accrued expenses                                                                            427,037                 390,002
        Deferred revenue                                                                             17,279                  69,623
        Line of credit                                                                               34,465                  16,638
        Notes payable                                                                             1,332,122                 990,991
        Current portion of capital lease obligations                                                 36,172                  24,493
                                                                                                -----------------------------------
                TOTAL CURRENT LIABILITIES                                                         3,378,123               2,151,456

CAPITAL LEASE OBLIGATIONS-LONG TERM                                                                  23,863                  43,622
                                                                                                -----------------------------------
        TOTAL LIABILITIES                                                                         3,401,986               2,195,078


STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock; par value $.001 per share
        Authorized 50,000,000 shares, 5,665,465 and
        4,468,322 shares issued and outstanding as of
        March 31, 1997 and June 30,1996 respectively                                                  5,665                   4,468

        Preferred Stock; par value $1,000 per share
        Authorized 1,750 shares, 150 shares issued and
        outstanding as of March 31, 1997                                                            163,352                    --

        Common stock warrants                                                                       222,920
        Capital paid in excess of par value of common stock                                       4,351,032               2,758,644

        Accumulated Deficit                                                                      (5,043,951)             (2,439,679)
                                                                                                -----------------------------------
        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                       (300,982)                323,433

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                    $ 3,101,004             $ 2,518,511
                                                                                                ===================================

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                            EDnet, Inc.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         for the Nine Months ended March 31, 1997 and 1996

                                                                                                    3/31/97                3/31/96
                                                                                                  (Unaudited)           (Unaudited)
                                                                                                 ----------------------------------
Cash flows from operating activities:

        Net loss                                                                                 $(2,558,462)           $  (361,579)

        Adjustments to reconcile net loss to
        cash used in operating activities:

                Depreciation and amortization                                                        307,771                 73,109
                Noncash compensation expenses                                                        222,541                   --
                Decrease (increase) in other current assets                                           12,539                 (8,804)
                Increase in accounts receivable                                                     (156,682)              (158,935)
                Increase in inventory                                                                (88,826)              (252,302)
                Increase (decrease) in accounts payable
                        and accrued expenses                                                         926,202               (141,485)
                Decrease in deferred revenue                                                         (52,344)              (124,477)
                                                                                                 ----------------------------------

                        Net cash used in operating activities                                     (1,387,261)              (974,473)
                                                                                                 ----------------------------------

Cash flows from investing activities:

        Purchase of property and Equipment                                                          (276,116)               (39,301)
                                                                                                 ----------------------------------

                        Net cash used in investing activities                                       (276,116)               (39,301)
                                                                                                 ----------------------------------

Cash flows from financing activities:

        Repayment on borrowings                                                                     (379,116)              (126,725)
        Proceeds from borrowings                                                                   1,000,000                   --
        Repayments on capital leases                                                                 (22,526)               (12,604)
        Issuance of shares under Reg D                                                               738,011              1,159,727
        Issuance of shares under Reg S                                                               163,352                   --
                                                                                                 ----------------------------------


                        Net cash provided by financing activities                                  1,499,721              1,020,398
                                                                                                 ----------------------------------

                                Net increase (decrease) in cash                                     (163,655)                 6,624
                                                                                                 ==================================


Cash at beginning of period                                                                          221,875                 56,437
                                                                                                 ----------------------------------

Cash at end of period                                                                            $    58,219            $    63,061
                                                                                                 ==================================


                      The accompanying notes are an integral part of these consolidated financial statements.

                                   EDNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Basis of Presentation
     In the opinion of management, the unaudited consolidated condensed financial statements included herein have been prepared on a consistent basis with the June 30, 1996 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. As reported in the audited financial statements of June 30, 1996, EDnet, Inc. (the Company) has not been able to generate any operating profit since inception, and is attempting to raise additional funds as described in Note
     8. In addition, as described in Notes 7 and 9, the Company is delinquent in principal payments on its senior collateralized promissory notes (Notes), and has entered into preliminary discussions with several companies regarding merger, acquisition, asset sales, and other potential transactions. However, if the Company is unable to raise additional funds or consummate a merger or other transaction, it may not have the financial resources to continue as a going concern. The financial statements do not contain any adjustments that may be needed if the Company is unable to continue as a going concern.

2.   Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Entertainment Digital Network, Inc. (EDN) and Internet Worldwide Business Solutions, Inc. (IBS). Material inter-company transactions and balances have been eliminated.

3.   Loss per Share
     Loss per share has been computed using the weighted average number of common shares outstanding totaling 5,178,909 shares for the three months ended March 31, 1997 and 4,747,188 shares for the nine months ended March 31, 1997. There were 2,261,945 weighted average shares outstanding for the three and nine months ended March 31, 1996. Due to the Company's loss position, common equivalent shares have been excluded because they are anti-dilutive.

4.   Research and Development
     The Company incurred $51,188 of research and development expense during the three months ended March 31, 1997. This is a reduction from prior quarters due primarily to the licensing of the Company's IBS Internet software product to Breakthrough Software Inc. (Breakthrough) completed in the prior quarter. Total nine month expenditures on research and development were $974,284.

5.   Consulting Agreements
     The Company entered into an agreement effective January 12, 1997 with Liviakis Financial Communications, Inc. (Liviakis), to provide investor relations consulting services to the Company for a term of one year ending on January 2, 1998. As payment for its services, Liviakis received 490,000 unregistered shares of common stock from the Company, valued at $643,125, which amount will be amortized over the term of the agreement. At the end of the consulting agreement, Liviakis will have the same demand registration rights to register such shares with the Securities and Exchange Commission (SEC) as given to investors in the December 31,1996 private placement of common stock initiated by the Company in the prior quarter.

     On January 31, 1997, the Company entered into a Consulting Agreement with NET Financial International, Ltd. (NET) to assist the Company in raising up to $5,000,000 in a series of private placements of stock, discussed below. The Company has agreed to pay NET fees equal to 10% of the total capital raised in the financing as well as issuing to it a warrant exercisable for two years allowing the purchase of shares of common stock with a value on the date of the closing of the financing equal to 6% of the capital raised in the financing, at an exercise price equal to the closing bid price of the common stock on the date of the closing of the financing. The agreement has a term of three months and thereafter is terminable by either party upon ten days prior written notice. In addition, if the Company seeks additional financing during the twelve month period after the execution of the NET consulting agreement, the Company must give NET the right of first refusal to obtain such additional financing, upon the compensation terms described above. As of March 31, 1997 the Company has paid NET cash fees of $15,000 and is obligated to issue warrants as described in Note 8 in compensation for assistance in placing the Series A Preferred Stock described in Note 8.

6.   Notes Receivable
     In connection with the licensing by IBS to Breakthrough of IBS' software, completed in the prior quarter, the Company has an unsecured note receivable from Breakthrough of $250,000 as of March 31, 1997. No further advances will be made to Breakthrough under the note. The Company has extended the due date of the note receivable from Breakthrough to March 31, 1998, and has established a 100% reserve against the note.

7.   Notes Payable
     On January 31, 1997, the Notes, in the amount of $1,000,000, converted into a term loan, with interest increasing to 18% and principal payments of $100,000 per month commencing February 15, 1997. The Company made a
     $100,000 principal payment on February 15, 1997. On March 11, 1997, the Company's financial advisor, Morgan Fuller Capital Group (Morgan Fuller) verbally agreed to defer the March 15, 1997 payment for a two week period. Subsequent to March 31, 1997, the Company received a written payment demand notice from Morgan Fuller, placing the Company in default. The Company is currently in negotiation with Morgan Fuller and participants regarding the Notes.

8.   Equity Private Placements
     As of March 31, 1997 the Company had issued 265,000 shares of common stock priced at $1.00 per share under its equity private placement of up to $5,000,000 initiated December 31, 1996. The Company anticipates terminating this private placement on June 30, 1997, whether fully subscribed or not. Holders of this common stock will have piggyback and Form S-3 registration rights.

     Pursuant to a Certificate of Designation filed with the Colorado Secretary of State on February 2, 1997, the Company's Articles of incorporation were amended to allow the Company to issue Series A Preferred Shares. On
     February 3, 1997, the Company offered up to $1,750,000 of its Series A Preferred Stock at $1,000 per share to non-United States persons in an offering exempt from registration under Regulation S of the Securities Act of 1933, as amended, under its agreement with NET, described above. The shares are convertible into common stock at any time until the third anniversary of their issuance at the lesser of 70% of: (i) the average of the closing bid price of the common stock on the five trading days preceding conversion (the "Market Price"); or (ii) the average of the closing bid price for the common stock on the five trading days preceding the closing (the "Closing Price"), or (iii) if the Market Price or the Closing Price is less than $1.43 per share, the minimum price shall be deemed to be $1.43 per share (the "Floor"). The Series A Preferred Shares are also subject to mandatory conversion on the third anniversary of their issuance at the lesser of 70% of the Market Price or the Closing Price, subject to the Floor. Upon conversion, the holders of Series A Preferred Shares will be paid a 6% cumulative dividend measured from the issuance date through the conversion date, payable in common stock valued at the Market Price. The Series A

     Preferred Shares have a liquidation preference of $1,000 per share and all other stock of the Company is subordinate to such preference. Holders of Series A Preferred Shares or the underlying conversion common stock will be granted piggyback and Form S-3 registration rights for the underlying common stock. As of March 31, 1997, the Company has issued 150 shares of Series A Preferred Stock for $150,000 under this offering, has recorded a 30% preferred stock dividend associated with the conversion discount, and has accrued a 6% cumulative dividend from the date of issuance through March 31, 1997. The Company anticipates terminating this offering on June 30, 1997, whether fully subscribed or not. Under the agreement with NET described in Note 5, the Company is obligated to issue warrants to NET equal to 6% of the capital raised for its assistance in placing this stock. The warrants will be priced and issued upon closing of the financing.

9.   Subsequent Events

     Consulting Agreement

     The Company is finalizing an agreement to be effective April 7, 1997 with an individual to act as the Company's President and Chief Executive Officer. The agreement will specify cash compensation, participation in an incentive stock option plan to be developed by the Company in the next ninety days, and membership on the Company's Board of Directors. The agreement may be terminated by either party with thirty days advance notice.

     Merger Discussions

     On April 25, 1997, the Company announced that it has initiated preliminary discussions with several potential partners as merger candidates. To date, those discussions have covered merger, acquisition, asset sales, and other potential transactions. As of the date of this filing, no definitive agreement has been reached.

                                   EDNET, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

For the three months ended March 31, 1997, the Company's revenues were $938,852, an increase of 58% compared to revenues of $595,643 in the comparable period last year. Revenues for the nine months ended March 31, 1997 increased 56% to $3,016,935, compared to revenues of $1,927,902 in the comparable period last year. Increases in revenue are attributed to increases in network access and usage fees associated with a larger installed base and the addition of web development and hosting revenues associated with the acquisition of IBS. The equipment component of revenue declined in the three months ended March 31, 1997 due to unavailability of inventory for shipment due to vendor credit restrictions, and comparison to unusually high equipment sales in the comparable period of the prior year which resulted from equipment promotions.

Gross Profit increased to $423,830 or 45% of sales, in the three months ended March 31, 1997 compared to $237,192, or 40% of sales, in the equivalent period last year. For the nine months ended March 31, 1997 gross profit increased to $1,298,098, or 43% of sales, from $750,347, or 39% of sales, in the equivalent period last year. Increases in gross profit as a percentage of sales are attributed to growth in usage revenues, which carry a higher profit margin, and the addition of web development and hosting revenues, which carry a high profit margin.

Operating expenses (including Research & Development, Sales & Marketing, and General & Administrative) increased to $1,121,919 in the three months ended March 31, 1997 compared to $416,474 in the equivalent period last year. For the nine months ended March 31, 1997 operating expenses increased to $3,594,205 from $1,085,404 in the equivalent period last year. The Company incurred $51,188 of research and development expense during the three months ended March 31, 1997. This is a reduction from prior quarters due primarily to the licensing of the Company's IBS Internet software product to Breakthrough Software Inc. (Breakthrough) completed in the prior quarter. Total nine month expenditures on research and development were $974,284. Operating expenses for the three and nine month periods ending March 31, 1997 also include $313,160 and $561,112 respectively, which represent amortization of the cost of the current Liviakis consulting agreement, amortization of goodwill, and non-recurring legal and accounting costs associated with the prior quarter's Breakthrough transaction, the filing of a Form 10-SB registration statement with the SEC, and the Company's initial three-year audit. With these items excluded, operating expenses were $757,571 for the three months ended March 31, 1997 and $2,058,809 for the nine months ended March 31, 1997, representing an 82% and 90% increase respectively over the comparable periods in the prior year. This increase is consistent with the necessary addition of infrastructure associated with the Company's increase in sales. Current year operating expenses also include public and investor relations, and other costs associated with being a public company that were not incurred in comparable periods of the prior fiscal year.

Other expenses increased to $161,795 in the three months ended March 31, 1997 compared to $2,956 in the equivalent period last year. For the nine months ended March 31, 1997 other expenses increased to $259,089 from $26,522 in the equivalent period last year. The increase in other expenses was due to increases in interest expense and amortization of debt issuance costs and note discounts associated with the Notes (Note 7).

For the three months ended March 31, 1997, the Company incurred a net loss of $863,150 or ($0.17) per share based on a weighted average of 5,178,909 shares outstanding, compared with a net loss of $182,238, or ($0.08) per share based on a weighted average of 2,261,945 shares outstanding in the prior year. The Company incurred a net loss for the nine months ended March 31, 1997 of $2,558,462, or ($0.54) per share based on 4,747,188 weighted average shares outstanding, compared with a net loss of $361,579, or ($0.16) per share, based on 2,261,945 weighted average shares outstanding for the same period last year.


Financial Condition, Liquidity, and Capital Resources

At March 31, 1997, the Company's accumulated deficit was $5,043,951 and its working capital deficit was $1,680,511. The rate of increase in the Company's accumulated deficit declined in the quarter ended March 31, 1997 due primarily to the elimination of Research and Development expense associated with the licensing of the IBS Internet software product to Breakthrough (Note 4), and elimination of other non-recurring operating expenses incurred in prior quarters. The Company's working capital deficit improved by $437,805 since December 31, 1996 due primarily to common and preferred shares issued under the equity private placements described in Note 8. The Company was unable to complete and close these offerings as planned, however, due to a decline in the Company's stock price late in the quarter, which reduced investor's interest in the offerings. This came at a time of critical need and prevented the Company from making its second principal payment on the Notes (Note 7). As a result, the Company has made several adjustments to its operations to further reduce costs, and, partially as a result of funding needs, has initiated preliminary discussions with several potential partners regarding merger, acquisition, asset sales and other potential transactions (Note 9). The Company is in active discussions with Morgan Fuller regarding payment, conversion, and other options on the Notes. Subsequent to March 31, 1997, the Company's stock price increased, renewing investor interest in the Company's equity private placements. Management is continually monitoring the Company's cash position and the status of all of its financing alternatives.


Disclosure Pursuant to the Private Securities Litigation Reform Act of 1995

When used in this Management's Discussion and Analysis, the words "anticipate," "estimate," "expect," and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, including, but not limited to, the following: risks associated with fundraising and the company's ability to secure resources necessary to fully develop business products; risks associated with mergers and acquisitions, the nature of any transaction consummated, and the ability to successfully operate a merged entity; business conditions in the telecommunications, entertainment, advertising and Internet-related industries, and the general economy; competitive factors such as rival networking technology, competing products, and competitive pricing; risks associated with development, introduction, and acceptance of new products; the company's ability to manage its rapid growth and attract and retain key employees; and other risk factors. Actual results may differ materially from management expectations as discussed here.

PART II  OTHER INFORMATION


Item 1.   Legal Proceedings

None


Item 2.  Changes in Securities

Pursuant to a Certificate of Designation filed with the Colorado Secretary of State on February 2, 1997, the Company's Articles of Incorporation were amended to allow the Company to issue Series A Preferred shares (see Note 8 to the unaudited consolidated condensed financial statements).


Item 3.  Defaults Upon Senior Securities

On January 31, 1997, the Company's senior collateralized promissory notes, in the amount of $1,000,000, converted into a term loan, with interest increasing to 18% and principal payments of $100,000 per month commencing February 15, 1997. The Company made a $100,000 principal payment on February 15, 1997. On March 11, 1997, the Company's financial advisor, Morgan Fuller Capital Group (Morgan Fuller) verbally agreed to defer the March 15, 1997 payment for a two week period. Subsequent to March 31, 1997, the Company received a written payment demand notice from Morgan Fuller, placing the Company in default. The Company is currently in negotiation with Morgan Fuller and participants regarding the Notes (see Note 7 to the unaudited consolidated condensed financial statements).


Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 5.  Other Information

None


Item 6.   Exhibits and Reports on Form 8-K

(a)(27)  Financial Data Schedule, filed electronically.

(b) Form 8-K filed March 13, 1997 to report the February 27, 1997 sale of Equity Securities exempt from registration pursuant to Regulation S of the Securities Act of 1933 (Note 8).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  EDNET, INC.




May 15, 1997                             By:      /s/Tom Kobayashi
                                                  ------------------------------
                                                  Tom Kobayashi
                                                  Chairman of the Board



                                         By:      /s/Alan K. Geddes
                                                  ------------------------------
                                                  Alan K. Geddes
                                                  Vice President, Finance and
                                                  Chief Financial Officer