Form 10QSB/A
period 1997-03-31
EDNET INC
filed 1997-05-30
CIK 1004233

POST-EFFECTIVE AMENDMENT NO. 3 TO
                                   FORM 10-SB

                        GENERAL FORM FOR REGISTRATION OF
                      SECURITIES OF SMALL BUSINESS ISSUERS
  Under Section 12(b) or (g) of the Securities Exchange Act of 1934, as amended


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   EDnet, INC.
                 (Name of Small Business Issuer in its charter)


         Colorado                                        84-1273795
-----------------------------------                -----------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


One Union Street, San Francisco, California                           94111
--------------------------------------------                        -----------
(Address of principal executive offices)                            (Zip Code)


                    Issuer's telephone number: (415) 274-8800


Securities to be registered under Section 12(b) of the Act:

    Title of each class                       Name of each exchange on which
    to be registered:                         each class is to be registered:

         NONE                                        NOT APPLICABLE

Securities to be registered under Section 12(g) of the Act:

                    Common Stock ($.001 par value per share)
                  ---------------------------------------------
                                (Title of Class)

This Form 10-SB includes forward-looking statements that involve risks and uncertainties. Actual results may differ materially from management expectations as discussed here. Factors that could cause or contribute to such differences include, but are not limited to, the following: risks associated with fundraising and the Company's ability to secure resources necessary to remain viable as a going concern; business conditions in the telecommunications, entertainment and advertising industries, and the general economy; competitive factors such as rival networking technology, competing products and competitive pricing; risks associated with the development, introduction and acceptance of new products; the Company's ability to manage its rapid growth and attract and retain key employees; and other risk factors. See "Part I - Item 6.
Description of Business - Plan of Operation" below).

                                     PART I

ALTERNATIVE 2


ITEM 6 (OF MODEL B OF FORM 1-A).  DESCRIPTION OF BUSINESS

Summary of Business

         EDnet, Inc., a Colorado corporation (the "Company"), develops and markets integrated systems for the delivery, storage and management of professional-quality digital communications for media-based applications, including audio and video production for the U.S. advertising and entertainment industry. The Company has established a private wide-area network through strategic alliances with long distance carriers, regional telephone companies, satellite operators and independent fiber optic telecommunications providers, which enables the exchange of high quality audio, compressed video and multimedia data communications. The Company provides engineering services, application-specific technical advice, audio, video and networking hardware and software as part of its business. Additionally, the Company provides Internet web site development, hosting services and proprietary software to businesses conducting Internet commerce.

Industry Overview

         The digital communications industry originated in the 1970's based on the ability of digital technology to support new and advanced communication capabilities. Digital data can be compressed, enabling data-dense applications such as the instantaneous exchange of large amounts of data and high-quality concurrent (or "real-time") interactive communication over any distance. The Company's primary expertise is in systems integration using digital networking technology.

Business of the Company

         Principal Markets. The Company sells its services to the advertising and entertainment industry, including production and post-production companies, advertisers, producers, directors and actors. The Company's networking technology makes it possible for producers, directors and actors to interact in real time, with less interruption of their schedules, despite being in separate locations. The Company's management ("Management") believes that this is of growing importance in the entertainment industry because while the production of audio and video entertainment is inherently a creative process requiring the collaboration of many parties, increasingly, the participants in this process are in separate locations. Traditionally, this fact has accounted for frequent travel and delay being a necessary element of the audio and video production process. The Company's technology is designed to address this situation by allowing the collaborative process to go forward despite physical separation.

         The Company has established a "network" of recording studios; to join this network a studio generally enters into an agreement with the Company to become part of the network for a term of three years. Being part of the Company's network allows a studio (which the Company refers to as an "affiliate studio") to establish a link with, and therefore transmit audio and video information to, any other affiliate studio. An affiliate studio may also participate in joint promotional and advertising activities describing the Company's network of affiliate studios, has access to certain technical support described below and a software directory of affiliate studios. Affiliate Studios also are charged lower "link-up" rates than those charged to non-affiliate studios to connect to studios with incompatible equipment. Currently, the network is composed of over 360 studios across North America, with major concentrations in California, Seattle, St. Louis, Chicago, Minneapolis, Atlanta and on the East Coast from Washington, D.C. to New York and Boston. By granting access to its network, the Company earns one-time fees from customers for the sale and installation of its equipment and ongoing fees for the use of the network.

         Audio and Video Network System Development Process. The Company has standardized its process for developing audio and video network communications systems for its customers. At the time that the Company contracts with a new audio or video network customer, the Company's personnel obtain and determine technical information and specifications regarding the customer's existing facility, equipment and communications requirements. Based on those specifications, the Company determines the configuration of the new system, selects the appropriate equipment components, makes necessary modifications to the software and/or hardware and performs final quality control procedures. The Company then packages and ships the system to the customer. Installation of the system can usually be performed by affiliated technicians with telephonic support from Company engineers. Upon installation of the system, the Company's technical personnel typically perform a routine series of system checks and diagnostics from its headquarters facilities via the remote network connection to ensure that the newly-installed equipment functions properly.

         Technical Support. As part of a customer's monthly network connection fee, the Company maintains a staff of technical support personnel to respond to customer inquiries during business hours. For emergency support during non-business hours, domestic customers can contact Company personnel through a toll-free 800 number, while a special direct-dial telephone number is available for international customers. The Company generally can resolve the vast majority of technical support issues directly through its network connection, which enables

Company personnel to perform remote diagnostics directly on a customer's equipment. In the event that the Company is unable to diagnose and service a hardware or software problem via the remote network connection, a customer can ship equipment to the Company for on-site, or "bench," diagnostics and service.

         Key Suppliers and Alliances. The Company functions as a systems integrator by acquiring other companies' technologies and combining them into an effective communications solution. The Company does not manufacture any of the components used in its network, but rather purchases digital communications equipment components directly from their manufacturers, including Dolby Labs, Telos and APT, Inc. The Company performs installation services and further equipment integration. Because the individual components used in the Company's systems are available from more than one reliable source or manufacturer, Management believes the risk of an adverse impact to the Company's business from an interruption in supply from any single supplier is minimal. The Company also maintains an ongoing inventory of all of the components of its various communications products. Most of the Company's suppliers have offices and/or distribution points near the Company's San Francisco headquarters. In the event that the Company does not have sufficient inventory onhand to fulfill a system hardware order, the Company can usually order and receive additional inventory with turnaround times of as little as twenty-four hours and generally no more than four weeks.

         Marketing. The Company markets its services through a combination of employing a direct sales staff of four full-time employees and by appearing at industry trade shows.

Description of Current and Developing Products

         Audio Media Networking Services. The Company develops integrated system solutions (its "Audio Media Communications Service") which provide compression and transmission of studio quality audio signals over fiber optic lines (i.e., telephone digital data lines) between separate studios. The audio data can also be accompanied by time codes so that operators at the different studios can synchronize the audio to film projectors or VCR machines in order to allow the "real time" editing of movies and video. Upon installation of an audio media communications system and the requisite sound equipment, a studio becomes an affiliate studio,"equipped with a device to compress, send, receive and decompress analog audio media (known as a "codec"). In addition, the studio becomes a part of the Company's network of media production and post production studios. Outside customers (non-affiliates) seeking to access media production facilities or otherwise review or edit an audio clip with the assistance of a person in a different location can do so through these affiliate studios. By using the Company's Electronic Directory Software, someone in an affiliate studio can determine whether that studio, or another affiliate studio, operates equipment that is compatible with the needs of the customer. Once the appropriate affiliate studio is chosen, the customer can schedule an appointment to use the network. If nearby studios do not have compatible equipment, the Company's personnel in San Francisco can digitally "bridge" the studios together. The customer then pays a network access fee to the Company. The purchase price of these audio media communications systems ranges from $5,250 to $18,000. The Company pays local telephone service providers telephone connection installation charges (depending upon bandwidth requirements, from $250 to $1,000) and monthly recurring connection charges (from $50 to $1,200), most of which is reimbursed to the Company by its customers. The primary market for the Audio Media Communications Service are radio and television advertisers, motion picture and television program production companies and music recording companies.

         The Company recently announced a network application which is designed especially for the music recording industry. The Company's "ZeroC" (for zero compression) technology provides fiber-optic transmission of real-time, uncompressed digital audio, using the true CD standard of 44.1 Khz sampling at 16 bits. The system relays, in real playback time, the audio bits of an AES/EBU digital audio datastream with no re-sampling or rate adaption.

         Video Media Networking Services. The Company is currently developing a video communications service (its "Fast Forward Delivery System") which is similar to its Audio Media Communications Service. Through the use of similar equipment located at affiliate studios, the Company manages the transmission of approval-quality video segments between studios. The Fast Forward Delivery System transmits information on a 128 kilobit ("ISDN") data line, which has dial-up capability, and operates on the same principle as the Audio Media Communications Service except that the transmission does not happen in "real time." However, using this technology, video media producers and their customers can efficiently and effectively transmit edits, approvals, or modifications to video and other types of media, including special effects media and graphic media (including prints and logos). Management believes its system is similar to e.mail for video and, compared to conventional methods of transmitting video, i.e., mail or physical travel, can significantly increase the speed and efficiency of the video editing process, and anticipates spending approximately $200,000 in the current year in developing the Fast Forward Delivery System and installing the necessary equipment in affiliate studios.

         As with the Company's Audio Networking Services, outside customers (non-affiliates) seeking to access media production facilities or otherwise review or edit video with the assistance of a person in a different location can do so by paying a fee to use an affiliate studio. The customer also pays a network access fee to the Company. The purchase price of the Fast Forward Delivery System ranges from $15,000 to $50,000. The Company pays local telephone service providers telephone connection installation charges (depending upon bandwidth requirements, from $250 to $1,000) and monthly recurring connection charges (from $50 to $1,200), most of which is reimbursed to the Company by its customers. The primary market for the Fast Forward Delivery System are television advertisers, motion picture and television series production companies and other corporate video users.

         Currently, six Fast Forward Delivery Systems are in use by several television series projects in Australia, Canada and Hollywood, California.

         Internet WebSite Development and Hosting Services. The Company is also in the Internet services marketplace. In June 1996, in order to increase its potential to deliver high-quality audio and other media over the Internet, the Company consummated a transaction whereby Internet Worldwide Business Solutions, a California corporation, dba Internet Business

Solutions ("IBS"), an Internet services provider specializing in the development and hosting of web sites for companies doing business on the Internet, merged with and into a subsidiary of the Company. The Company thus improved its ability to integrate numerous technologies to yield cost-effective media communications solutions. IBS provides interactive web site development services, specializing in complex database access and professional graphic appearance for its corporate customers. Web site development services are sought by businesses that wish to pursue on-line commerce on the Internet. Management believes that a key feature of the Company's web site service is the Company's ability to provide interactive, graphically appealing web pages, while many of the web sites developed by competitors are static and plain. In addition to web site development, the Company offers the following Internet related services: catalog-based search engines for custom or existing databases; electronic forms for customer and query information capture; specialized on-line ordering systems; and comprehensive Internet networking, integration and consulting. Internet services for web site development range from $5,000 to $75,000 depending on the content and complexity of the web site. Web site host fees collected by the Company this year average approximately $249 per month. The primary market for these services are large and small corporate businesses.

Description of Possible Products

         The Company is also exploring the development of additional products which are not yet in the production phase to enable the Company to participate in the Internet services marketplace, which products could provide enhancements to the Company's Audio Media Communications Service and Fast Forward Delivery System. Management believes that there is a market for the products listed below, but there is no assurance that the Company will be able to raise funds sufficient to develop these products, that such products will be successfully developed and produced, or if developed and produced, that they will be profitable for the Company.

         Media Asset Management Systems. The Company anticipates providing a new service (its "Media Asset Management System") for the collection, indexing and storage of media assets for corporate customers. Media assets include any audio, video, special effects or print media that have been developed by, and are considered the property of, the developing company. Examples include radio and TV commercials and product or background still photography. Management believes that the Media Asset Management System would enable customers to access their media assets by fiber optic lines, which would allow them to easily save, archive and retrieve previously produced media assets for reuse (or "re-purposing") at a later time for a different application. For example, an advertising agency may be able to retrieve a previously used photograph of the Golden Gate Bridge or a product package and make minor changes to the image for use in a new advertisement, saving both time and money. The Company anticipates that the pricing for this service would include one-time and ongoing charges and be based on the specific operational needs of each customer. The primary market for the Media Asset Management System could be corporate advertisers and advertising agencies. The details of the Media Asset Management System have not yet been finalized, nor have marketing plans for the Media Asset Management System been developed.

         Internet WebSite Development and Hosting Services. The Company is exploring the expansion of its host/server site service for maintaining its customers' web sites to develop an "Intranet" or closed access network for the entertainment industry while using the Internet as the main "backbone" or communications path.

Competition

         Audio and Video Networking. Competition in the audio and video networking business is based on the ability to provide systems compatibility and proprietary off-the-shelf codecs. Due to the difficulty and expense of developing and maintaining private digital networks, Management believes that the number of competitors is, and will remain, small.

         The Company's principal competitor in audio networking is the 3D2 ("3D2") division of Keystone Communications, Inc. Until March 31, 1995, 3D2 was the exclusive North American distributor of apt-X codecs manufactured by Audio Processing Technology ("APT"), which were in demand in the radio voice-over market. In April 1995, the Company became one of APT's few distributors and through aggressive marketing, within six months became APT's largest worldwide distributor. Management believes that the Company was able to use its position as a distributor of apt-X codecs to attract studios to its network because studios grew increasingly confident in the Company's ability as a network service provider as a result of its position as an apt-X codecs distributor. Management estimates that, between July 1995 and June 1996, as a result of distributing apt-X codecs, approximately 120 studios joined the network.

         The Company's primary video networking competitors are VYVX, a division of Williams Co., and Sprint through its DRUMS products. These companies offer their video networking services utilizing higher-bandwidth fiber connections, which, because they do not have dial-up capability, require scheduling and are considerably more expensive. Because the Fast Forward Delivery System is primarily ISDN-based, and has dial-up capability, it is generally less expensive than sending video materials between studios by courier.

Patents & Trademarks

         The Company does not own any patents and relies instead on a combination of statutory and common law copyright, trademark and trade secret laws to protect its rights in its proprietary technologies. The Company has registered "EDnet" and "Entertainment Digital Network" as trademarks with the U.S. Patent and Trademark Office and has applied to register "ZeroC" as a trademark with the U.S. Patent and Trademark Office.

Research and Development.

         During the last two fiscal years, the Company spent a total of approximately $42,000 on research and development. During each of the last two fiscal years, the Company did not spend any funds on material customer-sponsored research and development. During the current fiscal year, assuming the Company is able to raise sufficient capital, Management anticipates that the Company will spend a total of approximately $900,000 on research and development.

Governmental Approvals and Regulation

         The  Company's   networking  services  are  currently  not  subject  to
regulation by any government agency or regulatory body.

History and Organization

         Background. Prior to founding the Company, most of Management was employed by Skywalker Sound ("Skywalker"), the post production division of LucasArts/Lucasfilm Ltd. ("LucasArts"). In 1991, while at Skywalker, they made a breakthrough in the application of digital communications technology. They were able to send four channels of compressed, professional-quality digital audio over T-1 fiber-optic telephone lines (individual DSOs or channels over a single line) from a Skywalker studio in Northern California to a Skywalker studio in Southern California. The group thereafter sent the audio mix for the movie Backdraft, then under production, between the two studios on a daily basis. The result was that Backdraft was the first film in which the director reviewed movie audio from a remote studio on the same day it was produced.

         Based upon this success (and with the acknowledgement of LucasArts), the Company's management organized Entertainment Digital Network ("EDN")) as a Nevada corporation on June 26, 1992, and set up a trial network of seven studios and developed other proprietary technology to market T-1 digital communications to the music, movie and television industries. On January 25, 1993, EDN was re-incorporated in the State of California.

         Effective August 27, 1993, EDN acquired the assets of Digital Patch Systems ("Digital Patch"), an unrelated networking service provider, for 235,000 shares of EDN common stock and 140,000 shares of EDN preferred stock. At that time, Digital used MPEG-based, audiocompression, switched 56 and ISDN data lines, which the Company has since adopted as its primary technology. Management believed that ISDN, which had become the standard in the telecommunications industry in Europe, Japan and many parts of the Pacific Rim, would likewise become the standard in the U.S. Currently, ISDN is common in most areas of the world. EDN also obtained non-competition agreements from the two shareholders of Digital Patch which prohibited these individuals from competing with EDN for a period of five years in areas where Digital Patch had operated before the transaction. Following this transaction, Bert Berdis, who owned 50% of the outstanding shares of Digital Patch, became a Director of the Company (see "Part I - Item 8. Directors, Executive Officers and Significant Employees" below).

         Merger With AP Office Equipment. On or about September 20, 1995, EDN's management determined that it was in EDN's best interests to effect a business combination with a company whose shares were publicly-traded in order to access the public capital markets. Toward this end, EDN, its seven largest shareholders and AP Office Equipment, Inc. ("AP"), an unrelated company, entered into a Stock Purchase Agreement pursuant to which such shareholders exchanged their EDN common and preferred stock for 1,275,818 shares of AP common stock, par value $.001 per share (the "Common Stock"). In addition, (a) outstanding non-qualified options to purchase an aggregate of 263,420 shares of EDN common stock at an exercise price of $.10 per share were converted into options to purchase an aggregate of 230,479 shares of Common Stock at an exercise price of $.11 per share, and (b) outstanding warrants to purchase an aggregate of 347,343 shares of EDN common stock at $2.625 per share, which terminated as of October 31, 1996, were converted into warrants to purchase an aggregate of 303,908 shares of Common Stock at an exercise price of $3.00 per share. The closing of these transactions was contingent upon the successful completion by AP of a sale of 1,500,000 shares of Common Stock at a price of $0.665 per share.

         By means of an Amendment of Articles of Incorporation which was filed with the Colorado Secretary of State on September 29, 1995, AP changed its name to "EDnet, Inc."

         Finally, pursuant to a Stock Purchase Agreement executed by the Company (formerly AP) and the remaining shareholders of EDN, dated as of October 18, 1995, such shareholders sold their EDN common stock to the Company in exchange for 243,720 shares of Common Stock. The result was that EDN became, and remains, a wholly-owned subsidiary of the Company.

         IBS Transaction. Pursuant to an Agreement and Plan of Reorganization dated as of June 24, 1996 (the "IBS Agreement"), the Company acquired all of the outstanding shares of common stock of IBS, an unrelated internet services provider, through a merger of IBS into a subsidiary of the Company. As consideration for such merger, the Company delivered the following to the two shareholders of IBS, Trevor Stout and Randall Schmitz: (i) two promissory notes in the aggregate amount of $250,000 (the "First IBS Notes"); (ii) two promissory notes in the aggregate amount of $250,000 (the "Second IBS Notes"); and (iii) 311,284 shares of Common Stock. The First IBS Notes were due sixty (60) days after the closing of the IBS Agreement and were repaid by the Company in August 1996. The Second IBS Notes originally provided for interest of eight percent (8%) and maturity on the earlier of one year from the closing under the IBS Agreement or fifteen (15) days after the closing of a public offering by the Company of its Common Stock. In addition, pursuant to an earn-out plan, Messrs. Stout and Schmitz were originally entitled to receive up to an aggregate of 500,000 shares of Common Stock if IBS was to meet certain specified performance goals during a period commencing on the effective date of the IBS Agreement and ending 120 days after June 30, 1999 (the "Earnout"), and Messrs. Stout and Schmitz entered into three-year employment agreements with the Company and IBS (collectively, the "IBS Employment Agreements"). Finally, the Company granted to three employees of IBS options to purchase an aggregate of 50,000 shares of Common Stock under the NSO Plan (as defined below), at $1.25 per share, which options vest over a three year period. The merger was accounted for as a purchase. Upon the closing of the IBS Agreement, Mr. Stout was appointed a director of the Company and presently serves in such capacity.

         Subsequently, the Company determined that the cost of supporting IBS in researching, developing and marketing certain software related to the development, operation and maintenance of world-wide web sites (the "IBS Website Software") was, in Management's view, prohibitively expensive. Accordingly, pursuant to an Amendment to the Agreement and Plan of Reorganization dated as of January 31, 1997 and certain collateral documents: (i) IBS licensed the IBS Website Software to a new entity, Breakthrough Software, Inc., a California corporation ("Breakthrough"); (ii) the Company agreed to lend up to $250,000 to Breakthrough to be used for specified purposes, as represented by an unsecured promissory note made by Breakthrough in favor of the Company, payable 30 days after demand after July 1, 1997 or upon the date that Breakthrough closes a financing of not less than $1,000,000; (iii) Breakthrough issued to the Company 2,000,000 shares of convertible Series A Preferred Stock (the "Breakthrough Series A Preferred Shares") representing (after conversion into Breakthrough common stock) 40% of Breakthrough's outstanding common stock; (iv) Breakthrough issued to Messrs. Stout and Schmitz common stock representing 60% of Breakthrough's outstanding common stock; (v) the Company canceled the Second Notes; (vi) the Company reduced the number of shares of Common Stock subject to the Earnout from 500,000 to 125,000; (vii) the IBS Employment Agreements terminated as of December 31, 1996; and (viii) Messrs. Stout and Schmitz entered into consulting agreements with the Company to provide transition services to IBS for a period of three months.

         The Breakthrough Series A Preferred Shares have a liquidation preference worth $605,000, which represents Management's estimate of the value to date of the Company's capital investment in the IBS Website Software. So long as 1,500,000 shares of Breakthrough Series A Preferred Shares remain outstanding, the holder of the Breakthrough Series A Preferred Shares is entitled to elect one director to the Breakthrough board of directors and the affirmative approval of the Company is required to approve certain events, including but not limited to, any increase or decrease in the authorized number of shares of Breakthrough common or preferred stock, any amendment of Breakthrough's articles of incorporation or bylaws which adversely affects the rights of the holders of Breakthrough Series A Preferred Shares, any issuance of securities on a parity with or senior to the Breakthrough Series A Preferred Shares and any issuance of any additional securities to either Messrs. Stout and Schmitz or any trust or other entity controlled by either of them. The rights, privileges and preferences of the Breakthrough Series A Preferred Shares are contained in the Amended and Restated Articles of Incorporation of Breakthrough, which were filed with the California Secretary of State on January 31, 1997.

Employees

         As of March 31, 1997, the Company employs 17 persons, and IBS employs 11 persons.

Policy Regarding Related Party Transactions

         The Company's policy with regard to transactions between the Company and related parties is to comply with all state and federal laws governing such transactions, to make efforts to assure that such transactions are on reasonable terms and in the best interests of the Company and its shareholders and are on the same terms as could be received from unaffiliated parties and, where appropriate, to seek the advice of counsel with respect to such transactions.

Plan of Operation

         As noted in the Report of Independent Accountants contained in this Form 10-SB, the Company's auditors, Coopers & Lybrand L.L.P., have noted that the Company has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the following plan of operation will enable the Company to satisfy its cash requirements during the twelve month period commencing November 1, 1996:

         First, as discussed more fully in "Part II - Item 4. Recent Sales of Unregistered Securities - Private Placement of EDnet Series A Preferred Shares" below, the Company has retained a broker to assist the Company in raising up to $5,000,000 in a private placement to non-United States persons of EDnet Series A Preferred Shares (as defined below). The first phase of this offering is for the sale of $1,750,000 of Ednet Series A Preferred Stock which commenced February 3, 1997. The proceeds from this first phase will be used to finance continuing operations and service the Senior Secured Notes and other liabilities of the Company. Management anticipates that the second phase of this offering will commence on or about May, 1997.

         Second,   Management   believes  that  the  Breakthrough   transactions
discussed in IBS Transaction above will relieve the Company of making any substantial additional funding for the research and development costs and marketing expenses of the IBS Website Software (except for the Breakthrough unsecured promissory note discussed above), enabling the Company to concentrate its resources on the growth of its core networking services business during the next twelve months.

         Third, as discussed more fully in "Part II - Item 4. Recent Sales of Unregistered Securities - Private Placement of Note Participations" below, the Senior Secured Notes (as defined below), which originally matured on November 15, 1996, were extended to January 31, 1997. At that time, the Senior Secured Notes converted into a term note with monthly principal payments beginning February 15, 1997. Management believes that paying monthly payments required under the term loan is preferable to paying off the entire balance of the Senior Secured Notes and will enable the Company to use its capital for operations. On February 15, 1997, the Company made a $100,000 principal payment on the Senior Secured Notes to Morgan Fuller (as defined below). On March 11, 1997, Morgan Fuller verbally agreed to defer for a two-week period the $100,000 principal payment due on March 15, 1997. Subsequently, the Company received a demand notice from Morgan Fuller placing the Company in default and is currently negotiating with Morgan Fuller and holders of Participations (as defined below) regarding the payment terms of the Senior Secured Notes.

         Fourth, as discussed more fully in "Part II - Item 4. Recent Sales of Unregistered Securities - Private Placement of Common Stock" below, on December 31, 1996, the Company initiated a private placement of up to $5,000,000 of Common Stock. As of March 31, 1997, the Company had raised $265,000 in this private placement, which is being used to finance continuing operations and service the Senior Secured Notes and other liabilities.

         Management believes that if the full amount of such offerings are timely raised, further financings will not be necessary during the twelve-month period of the plan of operation. No assurance can be given that the full amounts (or substantially all of the full amounts) of such offerings can be raised. To the extent that the full amounts of such offerings are not raised, Management may act to reduce the amount of the Company's spending devoted to research and development, reduce the size of the Company, or sell a portion of the Company's assets. Management is continually monitoring the Company's cash position and the status of these offerings.

ITEM 7 (OF MODEL B OF FORM 1-A).  DESCRIPTION OF PROPERTY

         The Company operates from two offices located in San Francisco and Los Angeles, California. The San Francisco office, located at One Union Street, San Francisco, California, is a 5,000 square foot facility that operates as administrative headquarters and provides the centralized network hub for electronically bridging affiliate studios, as well as overall network management. The Company leases this facility pursuant to a Sublease dated November 1, 1993 with Varitel Video, Inc. ("Varitel"), an unaffiliated entity. This sublease provides for a term of five years commencing November 15, 1993 (with an option to extend for an additional five year term), with monthly lease payments of zero during the first three months of the term, $5,653.39 during months four through 24 of the term and $5,992.59 during months 25 through 60 of the term (plus the Company's proportionate share of rent adjustments under the master lease). In lieu of a security deposit, the Company has granted Varitel a security interest in certain of the Company's equipment with an aggregate purchase price of approximately $75,000. Varitel may terminate this sublease upon 90 days prior written notice upon a change in the "principal ownership" of the Company or in the event that the Company engages in a "competing type of film or video service business like or similar to Varitel" excluding, however, any "networking service application" which the Company engages in in connection with its audio, video and other multimedia networking services. The Los Angeles office, located at 3000 Olympic Blvd., Suite 2121, Santa Monica, California, is a 4,000 square foot facility that serves as a sales and demonstration facility and provides access to many users of the Company's services from the entertainment industry located in Southern California. The Company leases this facility pursuant to an Office Lease dated June 16, 1993 with Lantana Center, a California limited partnership ("Lantana"), an unaffiliated entity. This lease provides for a term of ten years commencing July 1, 1993, with monthly lease payments of $7,749.50 (subject to a cost-of-living adjustment) and reimbursement to the Company of up to $61,015 incurred for the installation of permanent tenant improvements. As discussed in "Part I - Item 11. Interest of Management and Others in Certain Transactions - Short-Term Loans from Officers, Directors and Shareholders; Guaranty of Lease" below, the Company's obligations under this lease have been guaranteed by Mr. Kobayashi, the Chairman of the Company.

         The IBS subsidiary operates from an office located in Mountain View, California. The Mountain View office, located at 2083 Landings Drive, Mountain View, California, is a 2,000 square foot facility that operates as its administrative and operations headquarters. IBS leases this facility pursuant to a Building Lease dated August 28, 1995, as amended by a Modification No. 1 dated February 13, 1996, with Landmark Investments, Limited, an entity unaffiliated with either IBS or the Company. This lease, as amended, provides for a term commencing September 15, 1995 and ending March 3, 1997, with monthly lease payments from September 15, 1995 through September 30, 1995 of $707.19, from October 1, 1995 through March 3, 1996 of $1,580.80 and from March 4, 1996 through March 3, 1997 of $4,348 (subject to a cost-of-living adjustment).


ITEM 8 (OF MODEL B OF FORM 1-A). DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

         The following sets forth the names, ages and current positions with the Company held by Directors, Executive Officers and Significant Employees, together with the year such positions were assumed. Tom Kobayashi, the Chairman, and David Gustafson, the Executive Vice President of Sales and Marketing, are brothers-in law. Other than as described in the preceding sentence, there is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.

         Charles E. Erickson, age 59, has served as a consultant to the Company as its President Chief Executive Officer since April 7, 1997. From 1996 to April 1997, Mr. Erickson was the Chief Technical Officer of Assurenet Pathways, Inc. (formerly Digital Pathways, Inc.), a supplier of secure remote access systems; 1991 to 1996, he was the President and Chief Executive Officer of Digital Pathways, Inc.; from 1987 to 1990 he was the President of Olivetti Advanced Technology Center and responsible for the development of a broad line of personal computers; and from 1975 to 1987 he was the Director, Research and Development, of Olivetti Research and Development, where he was responsible for the development of video typewriters and peripheral printer systems.

         Tom Kobayashi, age 68, has served as the Chairman of the Board of Directors and a Director of the Company since 1992 and as Chief Executive Officer from 1992 to March 1997. From 1986 to 1993, he was Vice President and General Manager of Skywalker. During his tenure at Skywalker, the sending of digital audio over fiber optic telephone lines was developed and the idea for an entertainment digital network was formulated. In 1992, with George Lucas's approval, Mr. Kobayashi utilized the technology first developed at Skywalker to found EDN. Previously, he was with Glen Glenn Sound, a major sound recording studio in Hollywood. He began with Glen Glenn in 1964 as Vice President of Finance, later served as Vice President of Business Affairs and Executive Vice President and in 1983 was appointed President and Chief Operating Officer. Mr. Kobayashi is a member of the American Engineering Society, the Society of Motion Picture and Television Engineers, the Society of Professional Audio Recording Studios (of which he has been a member of the Board of Governors for over seven years), the Academy of Motion Picture Arts and Sciences and the Academy of Television Arts and Sciences. Mr. Kobayashi earned a Bachelor of Science degree at the University of Southern California.

         David Gustafson, age 50, has served as the Executive Vice President of Sales and Marketing since March 1997 and served as the President and Chief
Operating Officer of the Company from March 1996 to March 1997, and as Vice President, Marketing and Sales, from July 1992 to March 1996. He has served as a Director of the Company since 1992. Previously, he was President and Chief Operating Officer of SLT, Inc., a private New York-based apparel manufacturer; Corporate Vice President and Director of Wacoal America, Inc., a $35 million division of the $1 billion Wacoal Corp., a multi-national consumer products company based in Kyoto, Japan, where his responsibilities included Merchandising and Design, Sales, Marketing and Advertising; Vice President of Marketing and Merchandising for the Olga Company; Management Information Systems Consultant with Deloitte, Haskins & Sells in Los Angeles; and a computer Systems Engineer and Manager at EDS Corp., working in New York, Miami and Dallas. Mr. Gustafson received his Bachelor's degree from Westmont College in Santa Barbara, California and further training in Marketing and Executive Management from the graduate business schools at both the University of California, Los Angeles and the University of Southern California.

         Thomas Scott, age 53, has served as the Vice President-Chief Technology Officer of the Company since 1992. From 1985 to 1992, he was Chief Engineer for Skywalker Sound, the post production division of LucasArts/Lucasfilm Ltd. Previously, he was Chief Engineer of The Record Plant and eventually worked in film sound on the picture Apocalypse Now. Mr. Scott has been involved with motion pictures since then, being employed at American Zoetrope, Dolby Laboratories and LucasArts as Director of Engineering. During this period Mr. Scott received two Oscar Academy Awards for Best Sound on the films The Right Stuff and Amadeus. His last LucasArts project was the supervision of the EditDroid and SoundDroid -- revolutionary computer-based picture and sound editing equipment. Previously, he was Chief Engineer and Director of Remote Operations at Wally Heider Recording, one of the first independent recording studios, and an engineer with the Peace Corps in Venezuela. Mr. Scott is active in numerous professional organizations and standards committees, including the American Engineering Society, Society of Motion Picture and Television Engineers, the Society of Professional Audio Recording Studios, the National Academy of Recording Arts and Sciences and the Academy of Motion Picture Arts and Sciences. Mr. Scott earned his Bachelor of Science degree from the Massachusetts Institute of Technology.

         Alan Geddes, age 47, has served as the Vice President and Chief Financial Officer of the Company since July, 1996. From 1986 to 1996, he was the Chief Financial Officer of IMAR Corporation and Oncogenetics, Inc., both emerging companies in medical technology, in addition to founding his own company, California Pacific Leasing, Inc. Previously, he served in corporate management at Bio-Rad Laboratories, as Corporate Controller at Fiberplastics, Inc., was a Financial Analyst with Litton Industries and a Plant Controller with Abbott Laboratories. Mr. Geddes has a Masters in Business Administration in Finance from Utah State University.

         Mark L. Wallin, age 27, has served as the President of IBS since February 1, 1997. Previously, he served as the Technical Director of Web Services from June 1996 to February 1, 1997. From 1992 to 1996, he was a Project Manager, Technical Team Leader and Application

Integrator for IBM. He graduated from Stanford University in 1993 with a degree in Computer Systems Engineering.

         Trevor Stout, age 26, has served as a Director of the Company since August 1996. He is currently the Chief Executive Officer for Breakthrough. Previously, he served as the President and Chief Technical Officer of IBS from 1995 to December 31, 1996. Prior to co- founding IBS, from 1989 to 1995, he was a project manager at IBM. He pioneered the development of IBM's website and was the manager and lead architect of IBMLink, IBM's web system for customer support and sales information. Mr. Stout graduated magna cum laude from the University of California, Los Angeles, in Computer Engineering.

         Robert J. Wussler, age 59, has served as a Director of the Company since 1995. From 1994 to the present, he has been the President and Chief Executive Officer of Affiliate Enterprises, Inc., the company formed by ABC Television affiliates to pursue new business opportunities, including emerging technology applications. From 1990 to 1993, he was President and Chief Executive Officer of COMSAT Video Enterprises, where he managed the acquisition of the NBA Denver Nuggets. Previously, from 1980 to 1990, he was Senior Vice President of Turner Broadcasting, where he oversaw the launch of CNN, Headline News and TNT, in addition to serving as President of SuperStation TBS, and from 1974 to 1978, he was the President of the CBS Television Network and CBS Sports.

         Avi A. Fogel, age 42, has served as a Director of the Company since 1995. From 1995 to the present, he has been the Vice President of Global Marketing for Digital Equipment Corporation in the Network Division. Mr. Fogel recently initiated a $330 million acquisition of Lannet Data Communications by Madge Networks. From 1987 to 1995, he served in various roles at Lannet Data Communications, first as Sales and Marketing Manager, then as President and Chief Executive Officer of Lannet North America and finally as Executive Vice President - Global Marketing and Business Development, where he guided the development of international and North American sales and marketing organizations, and established customer and partnership relationships with Wellfleet Communications, AT&T, Mitel, Data General, Fore Systems, Swiss Bank Corp., Sprint and General Motors.

         Jack Kraft, age 54, has served as a Director of the Company since 1996. He is a director of Ballas Engineering, Gameplan, Inc. and Argus Plastics, Inc. and is currently retained as a consultant to several advertising and technology firms. From 1993 to 1995, he was a senior executive with Young and Rubicam, Inc. Prior to taking early retirement in 1993, he was the Chief Operating Officer and Vice Chairman of Chicago-based Leo Burnett USA, one of the world's largest and best known advertising agencies. During Mr. Kraft's tenure, he made significant contributions to that agency's strategic direction and deployment as revenues increased from $325 million to $4.3 billion.

         Phil Ramone, age 56, has served as a Director of the Company since 1995. Mr. Ramone is acknowledged as one of the top producers in the recording industry. Mr. Ramone's career has embraced virtually every aspect of the music industry. By 1961, he had acquired his own independent studio, A & R Recording, in New York. He has produced award-winning albums for such legends as Barbra Streisand and Frank Sinatra, as well as for Liza Minelli, Elton John and Paul McCartney. The recording he made with Billy Joel, The Stranger, was the first Compact Disc ever cut. He is also the moving force behind a group of relative newcomers, such stars as Gloria Estefan, Jon Secada and Sinead O'Connor. On the technical side, Phil Ramone is responsible for innovations that have changed the very face of the recording industry. It was Ramone, for example, who was responsible for the first use of the solid-state console for recording and mastering for Solid State Records; of Dolby four-track discrete sound, with the 1976 motion picture A Star is Born, of Dolby optical surround sound for the motion picture One Trick Pony; and of digital remote recording for Songs in the Attic, paving the way for the technology that led to the Compact Disc. Mr. Ramone has received eight Grammy Awards, fifteen Grammy Nominations, one Emmy Award, has served as President of the New York Chapter of the National Academy of Recording Arts and Sciences (NARAS), was elected to the TBC Hall of Fame in 1992 and Hollywood's Rock Walk and is the recipient of the Platinum Music Award, the 3M Visionary Award and the Eyes On New York Award.

         The directors named above have been elected for one-year terms at the most recent annual shareholders' meeting. On January 29, 1997, the Board of Directors removed Christopher Desmond for failure to attend to his duties as a director. In addition, Bert Berdis resigned as a Director on March 18, 1997.


ITEM 9 (OF MODEL B OF FORM 1-A). REMUNERATION OF DIRECTORS AND OFFICERS

         The following table sets forth information concerning all annual compensation paid to each of the three highest paid persons who were officers or directors of the Company for the fiscal year ended June 30, 1996:

                                   Capacities in
  Name of individual               which remunera-                Aggregate
  or identity of group             tion was received              remuneration

  Tom Kobayashi                    Chairman and Chief             $131,000(1)
                                   Executive Officer and
                                   Director (2)

  David Gustafson                  President and Chief            $131,000(4)
                                   Operating Officer and
                                   Director (3)

  Tom Scott                        Vice President and             $ 90,000
                                   Chief Technical Officer

  Total of above                                                  $352,000

-----------

(1) Mr. Kobayashi has an Employment Agreement with the Company which provides for a five-year term expiring December 31, 2000, with a base salary of $10,416 per month from September 1, 1995 to February 28, 1996, with an increase to "market rate" at March 1, 1996 and every year thereafter.

(2)      Currently the Chairman of the Board of Directors of the Company.

(3) Currently the Executive Vice President of Sales and Marketing and a Director of the Company.

(4) Mr. Gustafson has an Employment Agreement with the Company which provides for a five-year term expiring December 31, 2000, with a base salary of $10,416 per month from September 1, 1995 to February 28, 1996, with an increase to "market rate" at March 1, 1996 and every year thereafter.

         Directors of the Company do not receive any compensation for their services as directors other than reimbursement by the Company of reasonable out-of-pocket travel expenses incurred in connection with attending director meetings in person.

         As more fully disclosed in "Part I - Item 10 - Security Ownership of Management and Certain Securityholders" below, the Company maintains the 1995-1996 Nonstatutory Stock Option Plan (the "NSO Plan"). The NSO Plan is administered by a committee appointed by the board of directors, consisting of two members. The NSO Plan reserves a total of 565,000 shares of Common Stock for option grants to key employees and consultants (including directors) of the Company and its subsidiaries and provides that the option price may be equal to or less than the fair market value of the Common Stock on the grant date, provided, however, in the event that the option price is less than 85% of the then current market value of the Common Stock, the Board of Directors must approve such option grant. In addition, the NSO Plan provides that no option be granted after December 31, 1996 and requires that no option period exceed five
(5) years after the grant date. As of December 31, 1996, options to purchase 372,000 shares of Common Stock had been issued under the NSO Plan. The NSO Plan was approved by the Board of Directors on November 10, 1995. In addition, in connection with the merger with AP, non-qualified options to purchase an aggregate of 263,420 shares of EDN common stock at an exercise price of $.10 per share issued under EDN's 1993 Flexible Stock Incentive Plan (the "EDN Option Plan") were converted into options to purchase an aggregate of 230,479 shares of Common Stock at an exercise price of $.11 per share, which options are fully vested. Other than as discussed herein, the Company does not have any pension, profit-sharing, stock bonus, or other benefit plans. In addition, the Company makes available certain non-monetary benefits to its executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance. The Company considers such benefits to be ordinary and incidental business costs and expenses.

         Mr. Kobayashi and Mr. Gustafson have employment agreements with the Company, each dated September 1, 1995, which contain identical non-competition provisions. Each provision provides for a period of three (3) years following the date of the employment agreement, the employee will not, directly or indirectly, within any county, city or part thereof and other areas in the United States of America (collectively, the "Locations"), so long as the Company continues to be engaged in the same or similar business or activity (the "Business") in such Location: (i) own, manage, operate, control, or be connected in any manner with the ownership, management, operation or control of any person or entity that engages in the same or similar type of Business as the Business or engages in a business competitive with the Business (a "Competitive Business"), which includes but is not limited to, acting as a director, officer, agent, employee, consultant, partner or stockholder of a Competitive Business; (ii) engage in any activity which is the same as, similar to or in competition with the Business; (iii) interfere with, disrupt or attempt to disrupt the business relationship, contractual, employment or otherwise, between the Company and any customer or prospective customer, supplier, lessee or employee of the Company, including without limitation the customers and suppliers of the Business prior to the date of the employment agreement; (iv) solicit employment for or of employees of the Company or induce any employee to leave the employ of the Company; (v) lend or allow his name or reputation to be used by or in connection with any Competitive Business; or (vi) otherwise allow his skill, knowledge or experience to be used in or by any Competitive Business. Each employment agreement provides that the employee may invest in up to 5% of the shares of any public corporation without violating the non-competition provisions, and that such non-competition provisions will survive the termination of the employment agreement, other than where (a) the employee exercises his right to terminate the employment agreement upon a sale or transfer of substantially all of the assets of the Company, or a change in control of the Company, (b) when the Company exercises its right to terminate the employment agreement upon 30 days written notice, or (c) the Company breaches the employment agreement and fails to cure such breach within thirty
(30) days of receipt of written notice thereof. A court applying California law may decline to enforce (or may partially enforce) these non-competition provisions.

ITEM 10 (OF MODEL B OF FORM 1-A). SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITYHOLDERS

         The following table sets forth information, as of March 31, 1997, regarding shares of Common Stock held of record by: (i) each of the three highest paid persons who are officers or directors of the Company; (ii) all officers and directors as a group; and (iii) each shareholder who owns more than 10% of any class of the Company's securities, including those shares subject to outstanding options and warrants. Unless expressly indicated otherwise, each shareholder exercises sole voting and investment power with respect to the shares owned.

   Title             Name and Address                               Percent
   of Class          of Owner                       Amount Owned    of Class (1)

   Common            Tom Kobayashi                     425,048        7.67%
                     One Union Street
                     San Francisco, CA  94111

   Common            David Gustafson                   135,761        3.62%
                     One Union Street
                     San Francisco, CA  94111

   Common            Tom Scott                         164,885        3.04%
                     One Union Street
                     San Francisco, CA  94111

   Common            Liviakis Financial              1,005,000       17.74%

                     Communications, Inc.
                     2118 "P" Street, Suite C
                     Sacramento, CA  95816

   Common            All officers and
                     directors as a group (2)          943,836       17.97%

-----------

(1) Assumes the exercise by the holder of his outstanding options and warrants; based upon 5,665,465 shares of Common Stock issued and outstanding on March 31, 1997.

(2) Includes the Common Stock owned by Kobayashi, Gustafson and Scott and 218,142 shares owned by Mr. Stout.

         The  following  table sets  forth  information,  as of March 31,  1997, concerning  outstanding  options and warrants to purchase shares of Common Stock held by:  (i)  each of the  three  highest  paid  persons  who are  officers  or directors of the Company;  (ii) all officers and directors as a group; and (iii)
each  shareholder  who  owns  more  than  10% of  any  class  of  the  Company's securities,  including those shares subject to outstanding options and warrants.
Unless expressly indicated otherwise, each shareholder exercises sole voting and investment power with respect to the shares beneficially owned.

                           Title and Amount of securities called
Name of Holder             for by options, warrants or rights              Exercise Price         Date of Exercise
Tom Kobayashi              Options for 11,483 Shares of Common Stock            $0.11             Fully Vested (1)

David Gustafson            Options for 72,005 Shares of Common Stock            $0.11             Fully Vested (2)

Tom Scott                  Options for 7,316 Shares of Common Stock             $0.11             Fully Vested (3)

All officers and           Options for 17,500 Shares of Common Stock            $0.11             Fully Vested (4)
directors as a group       Options for 150,000 Shares of Common Stock           $1.25             (5)
                           Options for 50,000 Shares of Common Stock            $1.25             (6)
                           Options for 90,804 Shares of Common Stock            $0.11             (7)

-----------

(1) Mr. Kobayashi holds options issued under the EDN Option Plan to purchase an aggregate of 11,483 shares of Common Stock at an exercise price of $.11 per share, which are fully vested (see History and Organization - Merger With AP Office Equipment).
(2) Mr. Gustafson holds options issued under the EDN Option Plan to purchase an aggregate of 72,005 shares of Common Stock at an exercise price of $.11 per share, which are fully vested (see History and Organization - Merger With AP Office Equipment).
(3) Mr. Scott holds options issued under the EDN Option Plan to purchase an aggregate of 7,316 shares of Common Stock at an exercise price of $.11 per share, which are fully vested. (see History and Organization - Merger With AP Office Equipment).
(4) Granted to Phil Ramone, a Director of the Company, and issued under the EDN Option Plan.
(5) Granted to Messrs. Wussler, Fogel and Kraft, Directors of the Company (for 50,000 shares each), and issued under the NSO Plan. 75,000 currently vested and 75,000 will vest December 31, 1997.




(6) Granted to Mr. Geddes, the Chief Financial Officer of the Company and issued under the NSO Plan. One-third vested December 31, 1996, one-third will vest December 31, 1997 and one-third will vest December 31, 1998.
(7) Granted to Messrs. Kobayashi, Gustafson and Scott (see footnotes 1, 2 and 3 above).


ITEM 11 (OF MODEL B OF FORM 1-A). INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

Investment Banking and Brokerage Services

      All of the agreements described below were negotiated with unrelated third parties on an arms-length basis.

      Century Financial Partners, Inc. Pursuant to a Consulting Agreement, dated July 31, 1995, between EDN and Century Financial Partners, Inc. ("Century"), EDN hired Century to advise EDN with respect to a merger of EDN with an entity whose securities were publicly traded. Such consulting agreement granted Century the exclusive right to represent EDN, on a best efforts basis, to prospective investors for financing and general corporate advisory services for a period of three years, and a right of first refusal to provide investment banking services for a period of three years. Century advised the Company with respect to the transaction with AP (see "Part II - Item 6. Description of Business - History and Organization - Merger with AP Office Equipment"). Century has verbally consented to the Company's agreements with Morgan Fuller (described below). As payment for Century's services, the Century consulting agreement provided that EDN would grant to Mr. Irawan Onggara ("Mr. Onggara"), an investor in Century, and a shareholder of the Company holding an aggregate of 100,000 shares of Common Stock, an option to purchase 1,000,000 shares of the common stock of any publicly traded entity into which EDN would merge, at $1.25 per share, which option shares would be registered "immediately" by EDN with the SEC on Form S-8. Management does not believe that such a registration is legally possible due to the fact that Mr. Onggara is not an employee of the Company and plans to address this issue more completely in the near future. The Company has had verbal discussions with Mr. Onggara with respect to reducing the number of shares of Common Stock subject to such option to 805,000 shares. When Mr. Onggara is granted options and assuming the exercise of those options, he may become a shareholder holding more than ten percent of the outstanding Common Stock.

      Liviakis   Financial   Communications,   Inc.  Pursuant  to  a  Consulting
Agreement, dated as of January 12, 1996, between the Company and Liviakis Financial Communications, Inc., a California corporation ("Liviakis"), Liviakis agreed to provide public relations consulting services to the Company for a term of one year ending on January 11, 1997. As payment for its services, Liviakis received 390,000 unregistered shares of Common Stock from the Company. At the end of the term of the consulting agreement, Liviakis may demand that the Company use its best efforts to register such shares with the Securities and Exchange Commission (the "SEC"). Pursuant to an additional Consulting Agreement effective as of January 12, 1997, between the Company and Liviakis, Liviakis agreed to provide consulting services to the Company for a term of one year ending on January 2, 1998. As payment for its services, Liviakis received 490,000 unregistered shares of Common Stock from the Company. At the end of the term of the consulting agreement, Liviakis shall have the same demand registration rights to register such shares with the SEC as given to investors in the December 1996 Private Placement (as defined in "Part II - Item 4. Recent Sales of Unregistered Securities - Private Placement of Common Stock" below.

      Morgan Fuller Capital Group L.L.C. Pursuant to engagement letters dated May 20, June 25, June 28, June 28, November 19 and November 21, 1996, the Company retained Morgan Fuller Capital Group L.L.C. ("Morgan Fuller") to provide investment banking services to, and raise capital for, the Company. As discussed more fully in "Part II - Item 4. Recent Sales of Unregistered Securities" below, as of March 31, 1997, the Company had: (i) granted Morgan Fuller 250,000 Warrants at an exercise price of $6.37 per share for general investment advisory services; (ii) delivered the Senior Secured Notes (as defined below) payable to Morgan Fuller in the aggregate principal amount of $1,000,000; (iii) paid Morgan Fuller a loan fee of five percent (5%) of the amount of the Senior Secured Notes; and (iv) granted Morgan Fuller 39,255 warrants to purchase Common Stock ("Warrants") at an exercise price of $4.25 and 45,205 Warrants at an exercise price of $3.69 in connection with the sale of Participations (as defined below). The June 28, 1996 engagement letter provides that in the event that the Company fails to proceed with a subsequent Regulation S financing, the Company is obligated to pay to Morgan Fuller a cash fee of $140,000 and $200,000 in aggregate amount of Warrants at an exercise price equal to the lesser of: (i) $3.00; or (ii) sixty percent (60%) of the average closing bid price of the Common Stock during a consecutive ten (10) day period immediately preceding the issuance date of the Warrants. Because the Company has engaged another broker in connection with such an offering (see "Net Financial International, Ltd." below), the Company has had oral discussions with Morgan Fuller regarding Morgan Fuller's waiver of this provision. In connection with the extension of the Participations, the Company agreed to pay to Morgan Fuller a cash fee of one and one-half percent (1.5%) of the amount of the Senior Secured Notes and granted Morgan Fuller 55,970 three-year Warrants with an exercise price of $2.68.

      LBC Capital Resources, Inc. Pursuant to an engagement letter dated October 17, 1996 (the "LBC Letter Agreement") between the Company and LBC Capital Resources, Inc. ("LBC"), the Company retained LBC to solicit a broad range of transactions on behalf of the Company, including equity and debt financings and to provide advice with respect to potential merger and acquisition transactions. LBC would be paid fees only upon the successful closing of any such transaction. Such fees would be comprised of (i) a cash fee in the amount of six percent (6%) of the gross amount of such transaction (to be paid as such proceeds are received by the Company) and (ii) warrants as described in the next sentence. Upon the completion of one or more transactions, for each $1,000,000 of such transaction amount, after transactions aggregating at least $1,000,000 have been closed, LBC would be entitled to purchase from the Company for $2,500 a seven year warrant to purchase one hundred twenty thousand (120,000) shares of Common Stock, at an exercise price per share equal to one hundred twenty-five percent (125%) of the average closing price for the five (5) trading days preceding the execution of the LBC Letter Agreement. The term of the LBC Letter Agreement is sixty (60) days and thereafter, will remain in effect until terminated by either party upon ten (10) days written notice. Upon execution of the LBC Letter Agreement, the Company also paid to LBC a $2,500 non-accountable expense allowance.

      NET Financial International, Ltd. On January 31, 1997, the Company entered into a Consulting Agreement with NET Financial International, Ltd. ("NET Financial"), pursuant to which NET Financial agreed to act as placement agent for the sale of up to $5,000,000 of EDnet Series A Convertible Preferred Stock (the "EDnet Series A Preferred Shares") to non-United States persons in one or more offerings exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated under the Securities Act in two phases, with the first phase commenced on February 3, 1997. For a description of this offering, see "Part II - Item 4. Recent Sales of Unregistered Securities" below. The Company has agreed to pay NET Financial fees equal to 10% of the total capital raised in the financing as well as issuing to it a warrant (with registration rights) exercisable for two years allowing the purchase of shares of Common Stock with a value on the date of the closing equal to 6% of the capital raised in the financing, at an exercise price equal to the closing bid price of the Common Stock on the date of the closing of the financing. The NET Financial consulting agreement has a term of three months and thereafter is terminable by either party upon ten days prior written notice. In addition, in the event that the Company seeks additional financing during the twelve month period after the execution of the NET Financial consulting agreement, the Company must give NET Financial the right of first refusal to obtain such additional financing, upon the compensation terms described above.

Short-Term Loans from Officers, Directors and Shareholders; Guaranty of Lease

      Several of the officers and directors of the Company have made short term loans to the Company pursuant to promissory notes each providing for maturity ninety days after the date thereof and simple interest of 6% on unpaid principal. Such promissory notes are overdue. Mr. Kobayashi made loans in the aggregate amount of $36,000, as evidenced by promissory notes dated from June 11, 1993 to February 10, 1994. As of March 31, 1997, unpaid principal (excluding interest) of $24,000 was due on Mr. Kobayashi's notes. Mr. Scott, the Vice
President and Chief Technical Officer of the Company, made loans in the aggregate amount of $43,050, as evidenced by promissory notes dated from August 6, 1993 to June 12, 1995. As of March 31, 1997, unpaid principal (excluding interest) of $16,550 was due on Mr. Scott's notes. Each of these individuals has agreed not to declare a default under these notes for an indefinite period and to accept repayment by the Company at a future date.

      Mr. Onggara has made three loans to the Company in the aggregate amount of $425,000, pursuant to: (a) a promissory note in the principal amount of $250,000 dated February 8, 1996 with a maturity date of August 8, 1996; (b) a promissory note in the principal amount of $100,000 dated April 18, 1996 with a maturity date of October 18, 1996; and (c) a promissory note in the principal amount of $75,000 dated May 20, 1996 with a maturity date of November 20, 1996. All such promissory notes provide for interest of 7% on unpaid principal and are secured by a subordinate security interest in the accounts receivable, chattel paper, accounts and certain other assets of the Company. In August 1996, the Company made aggregate principal payments of $120,000 to Mr. Onggara on the first note. Mr. Onggara has verbally agreed to extend the maturity date of such notes for an indefinite period and to accept repayment by the Company at a future date, and readvanced $35,000 to the Company under the first note. As of March 31, 1997, unpaid principal (excluding interest) of $340,000 was due on Mr. Onggara's loans.

         Mr. Kobayashi executed a Guaranty of Lease in favor of Lantana pursuant to which Mr. Kobayashi personally guaranteed EDN's obligations under its lease for the Company's Los Angeles office premises. Mr. Kobayashi's guaranty is limited to $48,225 for so long as he remains the chief executive officer, and maintains voting control, of the Company. Because Mr. Kobayashi does not currently have voting control of the Company, his guarantee is therefore unlimited. Mr. Kobayashi has had verbal discussions with Lantana regarding amending the Guaranty of Lease to eliminate the voting control condition.


ITEM 12 (OF MODEL B OF FORM 1-A).  SECURITIES BEING OFFERED

      Pursuant to this Form 10-SB, the Company is registering its class of Common Stock under Section 12(b) of the Act but no Common Stock is being offered for sale. The Company's Articles of Incorporation authorize the issuance of 50,000,000 shares of Common Stock, $.001 par value per share, and 5,000,000 shares of non-voting preferred stock, $.001 par value per share. Dividends in cash, property or shares may be paid, as and when declared by the Board of Directors, out of funds legally available therefor. Each outstanding share of Common Stock is entitled to one vote, and each fractional share of Common Stock is entitled to a corresponding fractional vote, on each matter submitted to a vote of shareholders. Each share of Common Stock is entitled to participate in distributions upon liquidation, dissolution or winding up of the Company, when, as and if declared by the Board of Directors from funds legally available therefor, subject to preferences, if any, granted to holders of preferred shares. Holders of Common Stock have no preemptive rights to purchase, subscribe for or otherwise acquire shares of the Company's stock, rights, warrants or options to purchase stock or securities of any kind convertible into stock of the Company. There are no conversion rights, redemption provisions or sinking fund provisions relating to the Common Stock. All outstanding shares of Common Stock are fully paid and nonassessable.

      Section 7-106-203(2) of the Colorado Corporation Business Act (the "Colorado Act") provides that unless provided otherwise in a corporation's articles of incorporation, a shareholder is not personally liable for the acts or debts of the corporation, except that such person may become personally liable by reason of such person's own acts or conduct. The Company's Articles of Incorporation do not provide otherwise. See also the description of the Warrants contained in "Part II - Item 4. Recent Sales of Unregistered Securities" below.

      Other than the fact that the Company's shareholders are entitled to dissenters' rights under the Colorado Act and Section 2(d) of the Company's Bylaws, which provides that the shareholders may amend the Bylaws to provide that the director be divided into not more than four classes whose terms of office would expire at different times, there are no provisions in the

Company's Articles of Incorporation or Bylaws which would delay, defer or prevent a change in control of the Company.

      Commencing on February 3, 1997, the Company offered up to $1,750,000 of EDnet Series A Preferred Shares at $1,000 per share to non-United States persons in an offering exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated under the Securities Act. For a detailed description of the EDnet Series A Preferred Shares, see "Part II - Item 4. Recent Sales of Unregistered Securities - Private Placement of EDnet Series A Preferred Shares."

                                     PART II


ITEM 1. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

(a)   Market Information

      Since November 1995, the Common Stock has been trading on the National Association of Securities Dealers Automated Quotation Bulletin Board (the "Nasdaq Bulletin Board") under the symbol "DNET." Prior to November 1995, AP's common stock was not traded on the Nasdaq Bulletin Board. The following table shows the high and low bid and ask prices of the stock during the periods indicated (which information has been obtained from the Trading and Market Services at The Nasdaq Stock Market, Inc.):

                                            Bid Prices (1)         Ask Prices

                                          High       Low        High       Low

Quarter ended March 31, 1997             $2.19      $1.06      $2.31      $1.25

Quarter ended December 31, 1996          $3.44      $1.00      $3.75      $1.06

Quarter ended September 30, 1996         $3.75      $3.00      $4.25      $3.25

Quarter ended June 30, 1996              $7.1       $4.63      $7.63      $5.00

Quarter ended March 31, 1996             $5.88      $2.00      $6.25      $2.56

Quarter ended December 31, 1995          $3.69      $2.00      $4.12      $2.88

-----------

(1) The bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b)      Holders

         As of March 31, 1997 there were 526 holders of record of the Common Stock.

(c)      Dividends

         The Company has never paid cash dividends on the Common Stock and intends to utilize current resources to expand its operations. Moreover, the Warrants restrict the ability of the

Company to pay dividends. Therefore, the Company anticipates that cash dividends will not be paid on the Common Stock in the foreseeable future.


ITEM 2.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings other than ordinary litigation which, in the opinion of the Management, is incidental to the business of the Company.


ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None.


ITEM 4.  RECENT SALES OF UNREGISTERED SECURITIES

         Private Placement of Units. Commencing on or about June 26, 1996, the Company commenced a private placement of up to $3,000,000 of Units (each Unit consisting of one share of Common Stock and one Warrant), for a price per Unit equal to the lesser of: (i) $3.00; or (ii) the average closing bid price of the Common Stock during a consecutive thirty (30) day period immediately preceding the termination of the offering minus thirty percent (30%) (the "Stock Purchase Price"). The purchase price for each Warrant is one-tenth of one cent ($0.001) per Warrant. Each Warrant is exercisable until July 31, 1999, provided, however, that in the event that the average closing bid price of the Common Stock exceeds one hundred sixty percent (160%) of the Stock Purchase Price for thirty (30) consecutive trading days, then the Company may, within three business days following the end of such thirty (30) day period, give notice of its intent to repurchase the Warrants at a purchase price of one-tenth of one cent ($0.001) per Warrant, in which case Holders will have (30) days following the date of the Company's notice to exercise the Warrants. Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price equal to the lesser of:
(i) $4.75; or (ii) the average closing bid price of the Common Stock during a consecutive thirty (30) day period immediately preceding the termination of the offering (subject to adjustment in certain circumstances). Holders of Common Stock and Warrants have been granted piggyback and Form S-3 registration rights for the Common Stock (and the Common Stock underlying the Warrants).

         The Common Stock, the Warrants and the shares purchasable pursuant to the Warrants were offered and sold only to "accredited investors" as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act") in a private placement exempt from the registration requirements of the Securities Act under Rule 506 promulgated under the Securities Act. The Company has agreed to pay the following fees in connection with sales of Units: (i) to Morgan Fuller (or any other broker selling Units) a brokerage fee of eight percent (8%) of the value of Units sold; (ii) to Morgan Fuller a fee of five percent (5%) of the value of Units sold by any other broker; and (iii) to Morgan Fuller that number of Warrants equal to twenty percent (20%) of the value of Units sold by Morgan Fuller divided by the market bid price of the Common Stock on the day the Units are sold, at such price. This offering was terminated on November 30, 1996 and as of such date the Company had itself sold an aggregate of $555,000 of Units directly and had not paid any brokerage fees or issued any Warrants to Morgan Fuller.

         Private Placement of Note Participations. On or about July 3, 1996, the Company delivered to Morgan Fuller $1,000,000 of Senior Secured Promissory Notes (the "Senior Secured Notes"), made by the Company, as debtor, in favor of Morgan Fuller, as lender. The Senior Secured Notes are secured by a broad lien on the Company's assets and provide for interest at the rate of fourteen percent (14%) per annum and were originally due on November 15, 1996, provided, however, that if the principal and accrued interest was not repaid on such date, the loan represented by the Senior Secured Notes would be converted into a term loan with monthly principal payments of $100,000 commencing December 1, 1996 and interest at eighteen percent (18%) per annum. Morgan Fuller offered participations ("Participations") in the Senior Secured Notes. Investors purchasing Participations have also received that number of Warrants equal to one-sixth (1/6) of the aggregate dollar amount of Participations purchased divided by the exercise price (as discussed below), at exercise prices of $4.25 and $3.69. Each Warrant is exercisable until July 31, 1999, provided, however, that in the event that the average closing bid price of the Common Stock exceeds one hundred sixty percent (160%) of the exercise price for thirty (30) consecutive trading days, then the Company may, within three business days following the end of such thirty (30) day period, give notice of its intent to repurchase the Warrants at a purchase price of one-tenth of one cent ($0.001) per Warrant, in which case Holders will have (30) days following the date of the Company's notice to exercise the Warrants. Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price equal to the closing bid price of the Common Stock on the date of the Note(s) in which the investor has purchased
Participations  (subject to adjustment in certain  circumstances).  The purchase price for each Warrant is one-tenth of one cent ($0.001) per Warrant. As of March 31, 1997, Morgan Fuller has sold an aggregate of $1,000,000 of Participations.

         The Participations, the Warrants and the shares purchasable pursuant to the Warrants have been offered and sold only to "accredited investors" as defined in Regulation D promulgated under the Securities Act and the original execution and delivery of the Senior Secured Notes and the offering of Participations was a private placement of securities exempt from the registration requirements of the Securities Act under Rule 506 promulgated under the Securities Act. For Morgan Fuller's services in connection with the Senior Secured Notes and selling the Participations, the Company has: (i) paid Morgan Fuller a loan fee of five percent (5%) of the amount of the Senior Secured Notes; and (ii) granted Morgan Fuller 39,255 Warrants to purchase Common Stock at an exercise price of $4.25, and 45,205 Warrants at an exercise price of $3.69. Holders of Warrants have been granted piggyback and Form S-3 registration rights for the Common Stock underlying the Warrants. This offering has been terminated.

         Pursuant to that Amendment No. 1 to Senior Secured Promissory Notes dated as of November 15, 1996, the Company and Morgan Fuller extended the term of the Senior Secured

Notes to January 31, 1997. Pursuant to an engagement letter dated November 19, 1996, in which Morgan Fuller agreed to use its best efforts to obtain a 75 day extension of the Participations, the Participations were extended to January 31, 1997. On January 31, 1997, the indebtedness represented by the Senior Secured Notes converted into a term loan with monthly principal payments beginning February 15, 1997. In connection with the extension of the Participations, the Company has agreed to pay to Morgan Fuller a cash fee of one and one-half percent (1.5%) of the amount of the Senior Secured Notes and granted Morgan Fuller or its nominees 55,970 three-year Warrants with an exercise price of $2.68.

         Pursuant to engagement letters dated May 20, June 25, June 28, June 28, November 19 and November 21, 1996, and as of March 31, 1997, the Company had:
(i) granted Morgan Fuller 250,000 Warrants at an exercise price of $6.37 per share for general investment advisory services; and (ii) granted Morgan Fuller 39,255 Warrants at an exercise price of $4.25 and 45,205 Warrants at an exercise price of $3.69 in connection with the sale of Participations. In connection with the extension of the Participations, the Company granted Morgan Fuller 55,970 three-year Warrants with an exercise price of $2.68.

         On February 15, 1997, the Company made a $100,000 principal payment on the Senior Secured Notes to Morgan Fuller. On March 11, 1997, Morgan Fuller verbally agreed to defer for a two-week period the $100,000 principal payment due on March 15, 1997. Subsequently, the Company received a demand notice from Morgan Fuller placing the Company in default and is currently negotiating with Morgan Fuller and holders of Participations regarding the payment terms of the Senior Secured Notes.

         Private Placement of Common Stock. On December 31, 1996, the Company initiated a private placement of up to $5,000,000 of Common Stock at $1.00 per share (the "December 1996 Private Placement"). This Common Stock is being offered and sold only to "accredited investors" as defined in Regulation D promulgated under the Securities Act and the offering of such Common Stock was a private placement of securities exempt from the registration requirements of the Securities Act under Rule 506 promulgated under the Securities Act. Holders of this Common Stock have been granted piggyback and Form S-3 registration rights. The Company has agreed to pay to brokers selling Common Stock in this offering a brokerage fee of eight percent (8%) of the Common Stock sold. As of March 31, 1997, the Company had raised $265,000 in this private placement. This offering is ongoing.

         Private Placement of EDnet Series A Preferred Shares. Commencing on February 3, 1997, the Company commenced a private placement of up to $1,750,000 of EDnet Series A Preferred Shares at $1,000 per share to non-United States persons in an offering exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated under the Securities Act. The terms of the EDnet Series A Preferred Shares are described below. The Series A Preferred Shares are convertible into Common Stock at any time until the third anniversary of their issuance at the lesser of 70% of: (i) the average of the closing bid price of the Common Stock on the five trading days preceding conversion (the "Market Price"); or (ii) the average of the closing bid prices for the Common Stock on the five trading days preceding the closing (the "Closing Price"), but if the Market Price or the Closing Price is less than $1.43 per share it shall be deemed to be $1.43 per share (the "Floor"). The Series A Preferred Shares are also subject to mandatory conversion on the third anniversary of their issuance at the lesser of 70% of the Market Price or the Closing Price, subject to the Floor. Upon conversion, the holders of Series A Preferred Shares will be paid a 6% cumulative dividend measured from the issuance date of the Series A Preferred Shares through the conversion date, payable in Common Stock valued at the Market Price. The Series A Preferred Shares have a liquidation preference of $1,000 per share and all other stock of the Company are subordinate to such preference. Holders of Series A Preferred Shares or the underlying conversion Common Stock will be granted piggyback and Form S-3 registration rights for the underlying Common Stock. As of March 31, 1997, the Company had raised $150,000 in this private placement. This offering is ongoing. Management anticipates that the second phase of this offering will commence on or about May, 1997. The Company has also paid NET Financial placement fees further described in "Part I - Item 11. Interest of Management and Others in Certain Transactions - Investment Banking and Brokerage Services - Net Financial International, Ltd.".

         Onggara Option. As discussed further in "Part I - Item 11. Interest of Management and Others in Certain Transactions," EDN entered into a Consulting Agreement, dated July 31, 1995, with Century. As payment for Century's services, such consulting agreement provided that EDN would grant to Mr. Onggara, an investor in Century, and a shareholder of the Company holding an aggregate of 100,000 shares of Common Stock, an option to purchase 1,000,000 shares of the common stock of any publicly traded entity into which EDN would merge, at $1.25 per share, which option shares would be registered "immediately" by EDN with the SEC on Form S-8. Management does not believe that such a registration is legally possible due to the fact that Mr. Onggara is not an employee of the Company and plans to address this issue more completely in the near future. The Company has had verbal discussions with Mr. Onggara with respect to reducing the number of shares of Common Stock subject to such option to 805,000 shares. When Mr. Onggara is granted options and assuming the exercise of those options, he may become a shareholder holding more than ten percent of the outstanding Common Stock.

         Merger With AP Office  Equipment.  As discussed more fully in "Part I -
Item 6. Description of Business - History and Organization - Merger With AP Office Equipment," on or about September 20, 1995, EDN's management determined that it was in EDN's best interests to effect a business combination with a company whose shares were publicly-traded in order to access the public capital markets. Toward this end, EDN, its seven largest shareholders and AP, an unrelated company, entered into a Stock Purchase Agreement pursuant to which such shareholders exchanged their EDN common and preferred stock for 1,275,818 shares of AP Common Stock. In addition, (a) outstanding non-qualified options to purchase an aggregate of 263,420 shares of EDN common stock at an exercise price of $.10 per share were converted into options to purchase an aggregate of 230,479 shares of Common Stock at an exercise price of $.11 per share, and (b) outstanding warrants to purchase an aggregate of 347,343 shares of EDN common stock at $2.625 per share, which terminated as of October 31, 1996, were converted into warrants to purchase an aggregate of 303,908 shares of Common Stock at an exercise price of $3.00 per share. The closing of these transactions was contingent upon the successful completion by AP of a sale of 1,500,000 shares of Common Stock at a price of $0.665 per share. By means of an Amendment of Articles of Incorporation which was filed with the Colorado Secretary of State on September 29, 1995, AP changed its name to "EDnet, Inc." Finally, pursuant to a Stock Purchase Agreement executed by the Company (formerly AP) and the remaining shareholders of EDN, dated as of October 18, 1995, such shareholders sold their EDN common stock to the Company in exchange for 243,720 shares of Common Stock. The result was that EDN became, and remains, a wholly-owned subsidiary of the Company.

         IBS Transaction. As discussed more fully in "Part I - Item 6. Description of Business - History and Organization - IBS Transaction; Breakthrough," pursuant to the IBS Agreement, the Company acquired all of the outstanding shares of common stock of IBS, an unrelated internet services provider, through a merger of IBS into a subsidiary of the Company. As consideration for such merger, the Company delivered to the two shareholders of IBS, Trevor Stout and Randall Schmitz, among other things, 311,284 shares of Common Stock. In addition, pursuant to an earn-out plan, Messrs. Stout and Schmitz were granted the Earnout, pursuant to which they were entitled to receive up to an aggregate of 500,000 shares of Common Stock if IBS was to meet certain specified performance goals during a period commencing on the effective date of the IBS Agreement and ending 120 days after June 30, 1999. The Company also granted to three employees of IBS options to purchase an aggregate of 50,000 shares of Common Stock under the NSO Plan at $1.25 per share, which options vest over a three year period. These sales of securities were a private placement exempt from the registration requirements of the Securities Act under Rule 506 promulgated under the Securities Act. Subsequently, the Company entered into an Amendment to the Agreement and Plan of Reorganization dated as of January 31, 1997 and certain collateral documents, pursuant to which, among other things, the Company reduced the number of shares of Common Stock subject to the Earnout from 500,000 to 125,000.

         Liviakis Financial Communications, Inc. As discussed more fully in "Part I Item 11. Interest of Management and Others in Certain Transactions - Investment Banking and Brokerage Services," the Company is a party to a Consulting Agreement, dated as of January 12, 1996, with Liviakis for public relations consulting services. As payment for its services, Liviakis received 390,000 unregistered shares of Common Stock from the Company in a private placement to an "accredited investor" as defined in Regulation D promulgated under the Securities Act exempt from the registration requirements of the Securities Act under Rule 506 promulgated under the Securities Act. At the end of the term of the consulting agreement, Liviakis may demand that the Company use its best efforts to register such shares with the SEC. Pursuant to an additional Consulting Agreement effective as of January 12, 1997, between the Company and Liviakis, Liviakis agreed to provide public relations consulting services to the Company for a term of one year ending on January 2, 1998. As payment for its services, Liviakis received 490,000 unregistered shares of Common Stock from the Company in a private placement to an "accredited investor" as defined in Regulation D promulgated under the Securities Act exempt from the registration requirements of the Securities Act under Rule 506 promulgated under the Securities Act. At the end of the term of the consulting agreement, Liviakis shall have the same demand registration rights to register such shares with the SEC as given to investors in the December 1996 Private Placement (as defined in "Part II - Item 4. Recent Sales of Unregistered Securities - Private Placement of Common Stock."

         Issuances to Employees. During fiscal 1996, the Company issued 395,228 shares of Common Stock to certain of its officers and directors and employees in lieu of payroll. Such shares were issued in a private placement exempt from the registration requirements of the Securities Act under Rule 504 promulgated under the Securities Act.

         The Company has filed, or is in the process of filing, all required filings on Form D with respect to the transactions discussed above.

ITEM 5.  INDEMNIFICATION OF DIRECTORS AND OFFICERS

         Section 7-108-402(1) of the Colorado Corporation Business Act provides that a corporation may, if it so provides in its articles of incorporation, eliminate or limit the personal liability of a director to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director; except that any such provision shall not eliminate or limit the liability of a director to the corporation or to its shareholders for monetary damages for any breach of the director's duty of loyalty to the corporation or its shareholders, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, an unlawful distribution, or any transaction from which the director directly or indirectly derived an improper personal benefit. Article XIII of the Company's Articles of Incorporation provides that the Board of Director of the Company shall have the power to indemnify its directors and officers against expenses and liabilities they incur to defend, settle or satisfy any civil or criminal action brought against them on account of their being or having been company directors or officers unless, in any such action, they are adjudged to have acted with negligence or engaged in misconduct. Insofar as indemnification for liabilities arising under the Securities Act and the Securities Exchange Act of 1934, as amended, (collectively, the "Acts") may be permitted to directors, officers or controlling persons pursuant to foregoing provisions, the Company has been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Acts and is, therefore, unenforceable.

                                    PART F/S

                              FINANCIAL STATEMENTS

         Attached are audited financial statements for EDnet, Inc. and Internet Worldwide Business Solutions for the year ended June 30, 1996. The following financial statements are attached to this report and filed as a part thereof. See pages F-1 through F-32.

EDnet, Inc.

1.  Table of Contents
2.  Report of Independent Accountants
3.  Consolidated Balance Sheet
4.  Consolidated Statements of Operations
5.  Consolidated Statements of Stockholders' Equity
6.  Consolidated Statements of Cash Flows
7.  Notes to Consolidated Financial Statements

Internet Worldwide Business Solutions

1.  Table of Contents
2.  Report of Independent Accountants
3.  Balance Sheet
4.  Statement of Operations
5.  Statement of Changes in Stockholders' Equity
6.  Statement of Cash Flows
7.  Notes to Financial Statements

         Also attached are the unaudited balance sheet of EDnet, Inc. and Internet Worldwide Business Solutions as of the quarter ended March 31, 1997 and income statements and statements of cash flows for the interim period up to such date, and income statements for the most recent fiscal quarter, in the form of the Company's Form 10-QSB, as filed with the Commission on May 15, 1997.

                                   EDnet, INC.


                               -------------------









                    REPORTS ON AUDITS OF FINANCIAL STATEMENTS
                         as of June 30, 1996 and for the
                       years ended June 30, 1995 and 1996

                                   EDnet, Inc.



                               ------------------




                                 C O N T E N T S







                                                                          Page
Report of Independent Accountants                                          1

Consolidated Balance Sheet                                                 2

Consolidated Statements of Operations                                      3

Consolidated Statements of Stockholders' Equity                            4

Consolidated Statements of Cash Flows                                      5

Notes to Consolidated Financial Statements                                6-20

                              Coopers & Lybrand LLP

Coopers

& Lybrand                                  a professional services firm




                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of EDnet, Inc.

We have audited the accompanying consolidated balance sheet of EDnet, Inc. and subsidiaries as of June 30, 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended June 30, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EDnet, Inc. and subsidiaries as of June 30, 1996 and the consolidated results of their operations and their cash flows for the years ended June 30, 1995 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




COOPERS & LYBRAND LLP
/S/ COOPERS & LYBRAND LLP
San Francisco, California
October 21, 1996

                                                  EDnet, Inc.

                                          CONSOLIDATED BALANCE SHEET

                                                 June 30, 1996

                                                 -------------

                                                 ASSETS
Current assets:
   Cash                                                                                        $   186,875
   Restricted cash                                                                                  35,000
   Accounts receivable, net of allowance for doubtful accounts of $33,936                          478,076
   Inventories                                                                                     147,409
   Other current assets                                                                             14,298
                                                                                               -----------
            Total current assets                                                                   861,658

Property and equipment, net                                                                        488,943
Goodwill, net                                                                                    1,088,568
Other assets                                                                                        79,342
                                                                                               -----------
                                                                                               $ 2,518,511
                                                                                               ===========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                            $   659,709
   Accrued expenses                                                                                390,002
   Deferred revenue                                                                                 69,623
   Line of credit                                                                                   16,638
   Notes payable                                                                                   990,991
   Current portion of capital lease obligations                                                     24,493
                                                                                               -----------
            Total current liabilities                                                            2,151,456

Capital lease obligations                                                                           43,622
                                                                                               -----------
               Total liabilities                                                                 2,195,078
                                                                                               -----------
Stockholders' equity:
   Common stock; $0.001 par value; 50,000,000 shares authorized;
          4,468,322 shares issued and outstanding                                                    4,468
   Additional paid-in capital                                                                    2,758,644
   Accumulated deficit                                                                          (2,439,679)
                                                                                               -----------

               Total stockholders' equity                                                          323,433
                                                                                               -----------

                                                                                               $ 2,518,511
                                                                                               ===========

            The accompanying notes are an integral part of these consolidated financial statements.


                                                           2

                                   EDnet, Inc.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   for the years ended June 30, 1995 and 1996

                                  -------------


                                                         1995            1996
Revenues:
   Equipment sales                                   $   351,210    $ 1,308,646
   Installation and monthly fees                         340,603        404,976
   Usage fees                                            471,962        637,262
   Other fees                                             89,561        185,374
                                                     -----------    -----------
                                                       1,253,336      2,536,258

Cost of sales                                          1,026,867      2,126,741
                                                     -----------    -----------

            Gross profit                                 226,469        409,517

Sales and marketing                                      320,803        995,917
Operating expenses                                       302,377        532,081
                                                     -----------    -----------

            Loss from operations                        (396,711)    (1,118,481)

Other income (expenses):
   Interest income                                          --              238
   Interest expense                                      (28,898)       (34,560)
   Gain on sale of equipment                              32,086           --
                                                     -----------    -----------

            Total other income (expense), net              3,188        (34,322)

            Loss before provision for income taxes      (393,523)    (1,152,803)

Income taxes                                                 800          1,600
                                                     -----------    -----------

               Net loss                              $  (394,323)   $(1,154,403)
                                                     ===========    ===========

Net loss per share                                   $     (0.35)   $     (0.36)
                                                     ===========    ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                                                         EDnet, Inc.

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          for the years ended June 30, 1995 and 1996


                                                      -----------------

                                                         Common Stock             Additional
                                                     -------------------------     Paid-In       Accumulated
                                                     Shares             Amount     Capital         Deficit          Total
                                                     ------             ------     -------         -------          -----

Beginning balance, restated for APO merger,
  July 1, 1994                                       1,124,310     $     1,124   $   672,268    $   (890,953)   $  (217,561)

Net loss                                                  --              --            --          (394,323)      (394,323)
                                                     ---------     -----------   -----------    ------------    -----------

Balance, June 30, 1995                               1,124,310           1,124       672,268      (1,285,276)      (611,884)

Shares issued in lieu of payroll                       395,228             395        50,607            --           51,002
Shares issued for APO merger                           747,500             748         3,527            --            4,275
Shares issued under Regulation D offering            1,500,000           1,500       996,000            --          997,500
Shares issued pursuant to consulting agreement         390,000             390       413,985            --          414,375
Shares issued for acquisition of IBS                   311,284             311       622,257            --          622,568
Net loss                                                  --              --            --        (1,154,403)    (1,154,403)
                                                     ---------     -----------   -----------    ------------    -----------

Ending balance, June 30, 1996                        4,468,322     $     4,468   $ 2,758,644     $(2,439,679)   $   323,433
                                                     =========     ===========   ===========     ===========    ===========



                   The accompanying notes are an integral part of these consolidated financial statements.

                                                EDnet, Inc.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 for the years ended June 30, 1995 and 1996

                                             ----------------
                                                                                   1995           1996
Cash flows from operating activities:
   Net loss                                                                    $  (394,323)   $(1,154,403)
   Adjustments to reconcile net loss to cash used in operating activities:
      Depreciation and amortization                                                107,385        136,823
      Gain on sale of fixed assets                                                 (32,086)          --
      Provision for doubtful accounts                                                9,383          6,142
      Noncash compensation expenses                                                   --          465,377
      (Increase) decrease in assets, net of effects of IBS acquisition:
        Accounts receivable                                                       (121,648)      (163,237)
        Inventories                                                                   --         (147,409)
        Prepaid expenses                                                            (1,800)       (10,301)
        Other assets                                                                 5,128        (62,543)

      Increase (decrease) in liabilities, net of effects of IBS acquisition:
        Accounts payable                                                            40,897         92,297
        Accrued expenses                                                            40,247        (14,504)
        Deferred revenue                                                           158,814       (161,078)
                                                                               -----------    -----------

          Net cash used in operating activities                                   (188,003)    (1,012,836)
                                                                               -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                                              (32,640)       (81,638)
   Cash from the acquisition of IBS, net of cash paid                                 --          113,814
   Proceeds from the sale of assets                                                 72,908           --
                                                                               -----------    -----------

          Net cash provided by investing activities                                 40,268         32,176
                                                                               -----------    -----------

Cash flows from financing activities:
   Principal payments on long-term debt                                           (104,743)      (277,825)
   Payments on capital leases                                                         (297)        (8,577)
   Issuance of shares under Regulation D                                              --          997,500
   Proceeds from borrowings                                                        253,305        400,001
   Subscribed shares                                                                  --           35,000
   Restricted cash                                                                    --          (35,000)
                                                                               -----------    -----------

          Net cash provided by financing activities                                148,265      1,111,099
                                                                               -----------    -----------

             Net increase in cash                                                      530        130,439

Cash at beginning of year                                                           55,906         56,436
                                                                               -----------    -----------

Cash at end of year                                                            $    56,436    $   186,875
                                                                               ===========    ===========

Supplemental disclosure of cash flow information:

   Cash paid during the year for interest                                      $    24,050    $    14,232
                                                                               ===========    ===========

   Cash paid during the year for taxes                                                 800    $      --
                                                                               ===========    ===========

          The accompanying notes are an integral part of these consolidated financial statements.

                                   EDnet, Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                -----------------


1.  The Company:

         Summary of Business:

         EDnet, Inc. (the Company), a Colorado corporation, and its subsidiaries develop and market integrated systems for the delivery, storage, and management of professional-quality digital communications for media-based applications, including audio and video production for the
         U. S. entertainment industry. The Company, through strategic alliances with long-distance carriers, regional telephone companies, satellite operators, and independent fiber optic telecommunications providers, has established a worldwide network that enables the exchange of high quality audio, video, multimedia, and data communications. The Company provides engineering services and application-specific technical advice, audio, video, and networking hardware and software as part of its business. Additionally, through one of its wholly owned subsidiaries, the Company provides Internet web site development and hosting services, utilizing proprietary software, to businesses conducting Internet commerce.

         Organization:

         The  Company's  principal  subsidiary,  Entertainment  Digital  Network
         (EDN), was originally incorporated in the state of Nevada in June 1992. In January 1993, EDN was reincorporated in the state of California. During September and October of 1995, EDN's stockholders exchanged 100% of their shares of common stock for 1,519,538 shares of common stock of AP Office Equipment (APO), a public company with no operations and no significant assets or liabilities. At the time of the exchange, APO, a Colorado corporation that was incorporated in May 1994, had 747,500 shares of common stock outstanding. Concurrently, APO sold 1,500,000 shares of common stock to a group of investors for $.665 per share. APO then changed its name to EDnet, Inc. EDN became a subsidiary of the Company as a result of this transaction. For accounting purposes, this transaction has been treated as a recapitalization of EDN, recognizing the issuance of shares of common stock for the net assets of the Company. The historical financial statements prior to this transaction are those of EDN.


                                    Continued

                                   EDnet, Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                -----------------


1.    The Company, continued:

         Acquisition of Internet Worldwide Business Solutions:

         On June 24, 1996, the Company acquired all the outstanding shares of common stock of Internet Worldwide Business Solutions (IBS) in a business combination accounted for as a purchase. IBS is primarily an Internet service provider specializing in the development and hosting of web sites. The results of operations of IBS are included in the accompanying financial statements since the date of acquisition. The purchase price of $1,162,568 included 311,284 shares of the Company's common stock, notes payable in the aggregate amount of $500,000 (Note
         5) and $40,000 of acquisition related costs. The purchase price exceeded the estimated fair value of the net tangible assets of IBS by $1,088,568. The excess is reflected as goodwill on the balance sheet and is being amortized using the straight-line method over a five-year period.

         The assets and liabilities purchased in connection with the acquisition were as follows:

                Current assets                            $ 219,683
                Property, plant and equipment, net           90,136
                Other assets                                  2,767
                Current liabilities                        (150,949)
                Note payable to EDnet                       (25,000)
                Deferred revenues                           (62,637)
                                                          ---------
                Net assets acquired                       $  74,000
                                                          =========

         In addition, the Company entered into a stock bonus plan to issue up to an aggregate of 500,000 shares of its common stock to the two former owners of IBS, now employees of the Company. The plan sets certain threshold levels for revenue and profit goals to be realized in order for the stock to be issued. If a threshold for a given time period is exceeded, the amount in excess shall not be added to the amount in the next time period or used to determine whether that threshold has been met or exceeded. This agreement represents an earn-out plan and the fair market value of any additional shares issued will be added to goodwill when and if the goals are met.

         In conjunction with the acquisition, under the terms of its nonstatutory stock option plan, options to purchase an aggregate of 50,000 shares of common stock of the Company were granted to certain IBS employees at $1.25 per share (see Note 9).

                                    Continued

                                   EDnet, Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                -----------------


1.    The Company, continued:


         Acquisition of Internet Worldwide Business Solutions, continued:

         Had the acquisition occurred on October 1, 1995 (the commencement of operations for IBS), the pro forma statement of operations for the Company for the year ended June 30, 1996 would have been as follows:

                                                             Pro Forma
                                             As Stated      Adjustments     Pro Forma
                                             ---------      -----------     ---------

Revenues                                    $ 2,536,258    $   480,030    $ 3,016,288
Cost of sales                                 2,126,741        258,716      2,385,457
                                            -----------    -----------    -----------

        Gross profit                            409,517        221,314        630,831

Sales and marketing                             995,917         64,679      1,060,596
General and administrative                      532,081        271,083        803,164
                                            -----------    -----------    -----------

        (Loss) income from operations        (1,118,481)    (1,144,488)    (1,232,929)

Other expenses, net                              34,322            832         35,154

        (Loss) income before income taxes    (1,152,803)    (1,152,800)    (1,268,083)

Income taxes                                      1,600         10,335         11,935
                                            -----------    -----------    -----------

          Net (loss) income                 $(1,154,403)   $(1,256,155)   $(1,280,018)
                                            ===========    ===========    ===========

          Net (loss) per share              $     (0.36)                  $     (0.37)
                                            ===========                   ===========


         Going Concern:

         The Company and its subsidiaries have not been able to generate any operating profit since inception. Through June 30, 1996, the Company and its subsidiaries have aggregated losses of $2,439,679 and current liabilities exceed current assets by $1,289,798. Subsequent to year end, the Company obtained additional funding as described in Note 13.

         The Company's management is attempting to raise additional funds to fully develop its core business products. The Company's management is attempting to raise additional funds to fully develop its core business products and manage its cash outflows by engaging in various private placement issuances, extending its Senior Secured Notes to delay short-term cash requirements, and pursuing aggressive collection efforts of its current accounts receivable balances. However, if the Company cannot raise additional funds, it may not have the financial resources to continue as a going concern. The financial statements do not contain any adjustments that may be needed if the Company is unable to continue as a going concern.

                                    Continued

                                   EDnet, Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                -----------------


2.    Summary of Significant Accounting Policies:

         Consolidation:

         The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries EDN and IBS. Material inter-company transactions and balances have been eliminated.

         Revenue Recognition:

         A significant component of revenues relate to the sale of equipment which is recognized when the equipment is installed. Installation fees are recognized when the installation has been completed and usage fees are recognized over the period the equipment is used based on the relative usage level. Deferred revenues represent billings in excess of revenue recognized.

         Restricted Cash:

         Restricted cash represents the funds received by the Company in conjunction with its Regulation D offering (see Note 13) prior to reaching the minimum level of investment for usage of funds.

         Allowance for Doubtful Accounts:

         Bad debts are  provided on the  allowance  method  based on  historical
         experience  and   management's   evaluation  of  outstanding   accounts
         receivable.

         Inventories:

         Inventories are valued at the lower of cost or market with cost being determined on the first-in, first-out basis.

         Property and Equipment and Leasehold Improvements:

         Property and equipment are carried at cost and are depreciated on the straight-line basis over their estimated useful lives, which range from five to seven years. The costs of leasehold improvements are amortized over the lesser of the length of the related leases or the estimated useful lives of the assets. Expenditures for improvement or expansion of property and equipment are capitalized. Repairs and maintenance are charged to expense as incurred. When the assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts with the resulting gain or loss reflected in the statement of operations.

                                    Continued

                                   EDnet, Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                -----------------


2.    Summary of Significant Accounting Policies, continued:

         Goodwill:

         Goodwill is being amortized using the straight-line method over the estimated useful life of five years. The Company evaluates the recovery of its goodwill by comparing the aggregate estimated cash flows generated by those assets with their carrying value. If the carrying value exceeds the aggregate cash flow amount, goodwill would be reduced accordingly.

         Income Taxes:

         The Company accounts for income taxes using the liability method. Deferred income tax assets and liabilities are computed annually for differences between the financial reporting and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         Loss Per Share:

         Loss per share has been calculated using the weighted average number of shares outstanding for the period, which were 1,124,310 for 1995 and 3,181,350 for 1996. Common stock equivalents (stock options and warrants) have been excluded from the calculation because they are anti-dilutive.

         Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Recent Accounting Pronouncements:

         During October 1995, the financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, which establishes a fair value based method of accounting for stock-based compensation plans. The Company is currently following the requirements of APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company plans to adopt SFAS No. 123 during fiscal year 1997 utilizing the disclosure alternative.

         In March 1995, the Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to Be Disposed Of, (SFAS 121) was issued and is effective for the Company's 1997 fiscal year. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets
                                    Continued

                                   EDnet, Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                -----------------


         and certain identifiable intangibles to be disposed. The Company has adopted this standard during fiscal year 1996 with no impact on the financial statements. The Company's policy related to evaluating long-lived assets is included in the goodwill policy disclosures above.


3.    Accounts Receivable and Allowance for Doubtful Accounts:

      Accounts receivable at June 30, 1996 comprise the following:



         Current trade                                       $ 469,028
         Employee                                                3,372
         Rebillable charges                                     39,612
                                                             ---------

                                                               512,012

         Less allowance for doubtful accounts                  (33,936)
                                                             ---------

                Total                                        $ 478,076
                                                             =========

      Allowances are made as a percentage of sales adjusted annually based upon review of the individual accounts receivable. Accounts are written off when deemed to be worthless. Total bad debt expense was $16,603 and $6,461 for the years ended June 30, 1995 and 1996, respectively.


4.    Property and Equipment:

      Property and equipment are summarized by major category as follows as of June 30, 1996:


             Network and related equipment                   $ 831,635
             Furniture and fixtures                             15,421
             Computer software                                  20,766
             Leasehold improvements                             15,108
                                                             ---------
                                                               882,930

             Depreciation and amortization                    (393,987)
                                                             ---------
             Net property and equipment                      $ 488,943
                                                             =========

      Depreciation and amortization included in the statements of operations amounted to $107,385 and $136,823 for the years ended June 30, 1995 and 1996, respectively.

      The Company leases some equipment to customers under terms which are accounted for as operating leases. Under the operating method, rental revenue from leases are recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life.

                                    Continued

                                   EDnet, Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                -----------------


5.    Notes Payable:

      Notes payable  consist  of the  following  as of June  30,  1996:

      Notes payable  to  two  stockholders  of  $125,000  each  at 8%  interest, principal  and interest due 60 days  subsequent to the IBS purchase, collateralized by IBS shares of common stock acquired by the Company
            (see Note 1). The note and  accrued  interest  was repaid in full in
            August, 1996.                                                             $ 250,000

      Notes payable  to  two  stockholders  of  $125,000  each  at 8%  interest, principal  and  accrued  interest  due  the  earlier  of  12  months subsequent  to the IBS  purchase  or 15 days after close of a public
            offering of common stock, uncollateralized (see Note 1).                    250,000

      Notes payable to Mr. Irawan Onggara,  a shareholder and financial advisor, with  original  amounts of  $250,000,  $100,000,  and  $75,000 at 7%
            interest rate,  collateralized by assets of the Company subordinated to equipment  covered by individual  capital  leases,  due August 8,
            1996,  October 18, 1996,  and November 20, 1996,  respectively.  The
            Company has repaid  $90,000 and has  obtained  verbal  agreement  to
            extend the due dates of the notes currently due.                            410,000

      Note  payable to Newjack, Inc., dba Waves Sound Recorders,  Inc., interest at  13.09%,  monthly  principal  and  interest  payments  of $1,475,
            collateralized by equipment, final maturity May, 1997.                       15,441

      Notes payable to an officer, interest at 6% per annum, uncollateralized.           24,000

      Notes payable to an officer, interest at 6% per annum, uncollateralized.           26,550

      Note  payable to a director, interest at 6% per annum, uncollateralized.           15,000
                                                                                      ---------
                                                                                      $ 990,991
                                                                                      =========

      The notes payable to officers and director are overdue as of October 21, 1996. Each of these individuals has agreed not to declare a default under these notes for an indefinite period and to accept repayment by the Company at a future date.

      The carrying value of these financial instruments approximates fair value due to the relatively short maturity.


6.    Line of Credit:

      The Company's wholly owned subsidiary, IBS, has a $25,000 line of credit with a financial institution, of which $16,638 was outstanding as of June 30, 1996. The line of credit bears interest at the institutions reference rate plus 5.06% (12.31% as of June 30, 1996) and is payable monthly. The line of credit expires on March 8, 1997.


                                    Continued

                                   EDNET, Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                -----------------

7.    Income Taxes:

      The provision for income taxes consists of federal income taxes and California franchise taxes payable and includes the following:

                Currently payable                        $1,600
                Deferred                                   --
                                                         ------
                      Total provision for income taxes   $1,600
                                                         ======



      A reconciliation of the expected and reported provision for income taxes follows:

                                                           For the Years Ended
                                                                June 30,
                                                           -------------------
                                                            1995     1996

        Benefit expected based on federal statutory rate     34.0%   34.0%
        State taxes, net of federal benefit                   6.1     6.1
        Nondeductible expenses                                0.1     0.2
        Valuation allowance, net                            (40.2)  (40.2)
                                                            -----   -----
                    Net income tax provision                  0.0%    0.1%
                                                            =====   =====

      The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:


                Net operating loss carryforwards     $ 879,000
                Property and equipment                  17,000
                Other, net                               3,000
                Valuation allowance                   (899,000)
                                                     ---------
                            Net deferred tax asset        --
                                                     =========

      Due to the uncertainty of realization, a valuation allowance has been provided to eliminate the net deferred tax assets. The increase in the valuation allowance was $420,000 in fiscal 1996.

      The Company has Federal and California loss carryforwards totaling approximately $2.4 million and $1.2 million expiring through 2011 and 2001, respectively, that may be offset against future income taxes. The utilization of these net operating loss carryforwards are limited due to a change of ownership as defined in the Internal Revenue Code (see Note 1) in November 1995.


                                    Continued

                                   EDnet, Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                -----------------


8.    Lease Commitments:


      As of June 30, 1996, the Company leases office space and certain equipment under various noncancelable capital and operating leases. Future minimum lease payments required under the noncancelable leases are as follows:

                                                    Operating        Capital
     Year Ending June 30,                            Leases          Leases
     --------------------                            ------          ------

             1997                                  $   200,118     $   32,498
             1998                                      164,905         26,274
             1999                                      119,961         13,824
             2000                                       92,994         10,961
             2001                                       92,994           -
          Thereafter                                   185,988           -
                                                   -----------     ----------

Total minimum lease payments                       $   856,960         83,557
                                                   ===========

Less amount representing interest                                      15,442
                                                                   ----------
Present value of net minimum lease payments                            68,115

Less current portion                                                   24,493
                                                                   ----------
          Long-term portion                                        $   43,622
                                                                   ==========

      As  of  June  30,  1996,  the  Company  has  equipment   purchased   under
      noncancelable capital leases with a cost of $76,990 and accumulated amortization of $5,238.

      Total rental expense for all operating leases for the years ended June 30, 1996 and 1995 amounted to $121,584 and $124,700, respectively.

      The Company's obligations under its lease for its Los Angeles office premises are guaranteed by its Chairman and Chief Executive Officer.


9.    Options and Warrants:

         Options to Key Employees and Directors:

         On September 19, 1995, EDN granted a total of 263,420 non-qualified options to certain employees and directors to purchase shares in EDN at $.10 per share. As a result of the recapitalization discussed in Note 1, the EDN options were converted into options to purchase the Company's stock at a conversion of .87495 per share for each EDN share. As a result, at June 30, 1996, there were 230,479 options outstanding at a price of $.11 per share. These options expire on September 29, 2000. There were no options exercised during the period.


                                    Continued

                                   EDnet, Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                -----------------


9.    Options and Warrants, continued:

         Incentive Stock Options:

         On November 10, 1995, the Company adopted an Incentive Stock Option Plan (the Plan) for certain officers and executive employees of the Company. An aggregate of 500,000 shares may be issued under the terms of the Plan. The option price shall be determined by the Board of Directors and the Company's Compensation Committee and shall not be less than 100% of the fair market value of the common stock on the date of grant. The period of option may not exceed ten years.

         During fiscal 1996, the Company entered into an employment agreement with both its Chairman and President. Under the terms of the agreement, each officer may purchase up to 250,000 shares at a price of $1.25 under the terms outlined below:

         1) On January 1, 1997, the option shall become exercisable for a total of 100,000 shares of the Company's common stock, exercisable for a five-year period, if for any prior rolling 12-month period during the period from September 1, 1995 through December 31, 1996, the Company has sales of at least $5,000,000 or income before income taxes of at least $500,000.

         2) On January 1, 1998, the option shall become exercisable for a total of 100,000 shares of the Company's common stock, exercisable for a five-year period, if for any prior rolling 12-month period during the period from September 1, 1995 through December 31, 1997, the Company has sales of at least $8,500,000 or income before income taxes of at least $1,500,000.

         3) On January 1, 1999, the option shall become exercisable for a total of 50,000 shares of the Company's common stock, exercisable for a five-year period, if for any prior rolling 12-month period during the period from September 1, 1995 through December 31, 1998, the Company has sales of at least $15,000,000 or income before income taxes of at least $3,000,000.

         Each of the above installments may be exercised by the delivery by the employee to the Company of a three-year promissory note payable to the Company, with interest to be determined at date of issuance. No further options may be issued under this Plan.


                                    Continued

                                   EDnet, Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                -----------------


9.    Options and Warrants, continued:

         Nonstatutory Stock Option Plan:

         On November 10, 1995, the Company adopted a nonstatutory stock option plan whereby 565,000 shares of the Company's common stock was reserved for issuance. Under the terms of the plan, the options must be granted prior to December 31, 1996; the price shall be determined by the Company's Compensation Committee (CC); the period of option shall not exceed five years from the date of grant; and the option must be paid in cash when exercised unless a payment plan is authorized by the CC.

         As of June 30, 1996, 222,000 options had been granted with an exercise price of $1.25 per share, of which 100,000 shares have to be exercised by November 30, 1997 and 100,000 by November 30, 1998.

         In addition, in connection with the IBS acquisition (see Note 1), 50,000 options were granted to IBS employees with an exercise price of $1.25 and a three-year vesting term.

         EDN Stockholders' Warrants:

         As a result of the recapitalization discussed in Note 1, outstanding warrants to purchase an aggregate of 347,343 shares of EDN common stock at $2.625 per share were converted to 303,908 warrants to purchase shares of the Company's common stock at a price of $3.00 per share. These warrants became exercisable on May 1, 1996 and expire on October 31, 1996.

         Investment Banking Warrants:

         In May 1996, the Company entered into an investment banking relationship with Morgan Fuller Capital Group (Morgan). Under the terms of the agreement, Morgan will provide the Company with financial advisor services as well as arranging for equity and debt funding. As part of Morgan's compensation, they received 250,000 warrants to purchase shares of the Company's common stock at a price of $6.37 per share to be exercised prior to May 1999.


                                    Continued

                                   EDnet, Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                -----------------



9.    Options and Warrants, continued:

      A recap of the options and warrants outstanding as of June 30, 1996 is as follows:

                                                   Quantity
                                        Price      Reserved        Outstanding
                                        -----      --------        -----------

Employee EDN options converted         $0.11          230,479          230,479
Employee incentive options             $1.25          500,000          500,000
Nonstatutory options                   $1.25          565,000          272,000
                                                    ---------        ---------
        Total options                               1,295,479        1,002,479
                                                    =========        =========

Employee warrants                      $3.00          303,908          303,908
Morgan warrants                        $6.37          250,000          250,000
                                                    ---------        ---------
        Total warrants                                553,908          553,908
                                                    =========        =========



      Subsequent to June 30, 1996, additional warrants were issued as described in Note 13. On August 26, 1996, the Board of Directors issued, pursuant to the nonstatutory stock option plan, 100,000 options to purchase shares of common stock at a price of $1.25 per share vesting over three years.

      Pursuant to a Consulting Agreement dated July 31, 1995, between EDN and Century Financial Partners, Inc. (CFP), the Company was obligated to grant an option to purchase 1,000,000 shares of common stock at $1.25 per share. The Company has had verbal discussions with CFP with respect to reducing the number of shares of common stock subject to such option to 805,000 shares.


10.   Employment Contracts:

      The Company has entered into employment contracts with both its Chairman and President whereby each will receive a minimum annual salary of $125,000 until February 28, 1996 adjusted to market rates at March 1, 1996, and annually thereafter, and incentive stock options as described in
      Note 9. These agreements cover the period through December 31, 2000.

      IBS has entered into employment contracts with its President and Chief Executive Officer that extend through June 30, 1999. The contracts provide for a minimum annual salary, adjusted at the discretion of the Compensation Committee of the Board of Directors. At June 30, 1996 the commitment under each contract was $300,000.

                                    Continued

                                   EDnet, Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                -----------------


11.   Concentration of Credit Risk:

      The Company and its subsidiaries maintain cash in bank deposit accounts at accredited financial institutions. The balances in these accounts may, at times, exceed federally insured limits.


12.   Supplemental Disclosures of Noncash Investing and Financing Activities:

      The following noncash activity occurred during the periods under audit as follows:

      o The Company entered into capital leases for office and computer equipment in the amount of $12,901 and $66,408, for the years ended June 30, 1995 and 1996, respectively.

      o During fiscal year 1996, the Company issued 395,228 shares of its common stock to officers and employees of the Company in lieu of payroll.

      o During the fiscal year 1996, the Company issued 295,228 shares of its common stock to officers and employees of the Company in lieu of payroll resulting in a noncash compensation charge of $51,002. The shares were valued using an estimation of the fair value of the stock by management and the Board of Directors.

      o In connection with the merger with APO (Note 1) in 1995, the Company issued 747,500 shares of common stock in exchange for the net assets of APO totaling $4,275.

      o In connection with the merger with APO (Note 1) in 1995, the Company issued 747,500 shares of common stock in exchange for the net assets of APO totaling $4,275. The transaction has been recorded as a recapitalization with the issuance of stock for assets and no goodwill.

      o  The  Company   issued   390,000  of  its  shares  of  common  stock  in
         consideration for consulting services performed during fiscal year 1996. At the time of issuance these shares were valued at $414,375.

      o  The  Company   issued   290,000  of  its  shares  of  common  stock  in
         consideration for consulting services performed during fiscal year 1996. At the time of issuance these shares were valued at the closing bid price on the date of issuance discounted due to certain restrictions regarding the lack of liquidity in the near term. The total amount of $414,375 was charged to compensation expense.

      o In conjunction with the acquisition of IBS during fiscal year 1996 (Note 1), the Company issued notes payable totaling $500,000 (Note 5) and 311,284 shares of common stock valued at $622,257.

                                    Continued

                                   EDnet, Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                -----------------


      o In conjunction with the acquisition of IBS during fiscal year 1996 (Note 1), the Company issued notes payable totaling $500,000 (Note 5) and 311,284 shares of common stock valued at $622,257. The shares were valued by comparing the closing price of common shares concurrently being issued under a Regulation D offering which included one common share and one warrant and subsequently discounted due to the fact that the liquidity of the shares was restricted to a future date.


13.   Subsequent Events:

         Senior Secured Promissory Notes:

         Subsequent to June 30, 1996, the Company has borrowed a total of $1,000,000 under three senior collateralized promissory notes, arranged by its financial advisor, Morgan, as follows:


     Date                 Amount         Rate                  Due Date

July 5, 1996          $     500,000       14%             November 15, 1996
August 9, 1996              200,000       14%             November 15, 1996
September 11, 1996          300,000       14%             November 15, 1996
                      -------------
                      $   1,000,000
                      =============

         Interest on these notes is payable on a quarterly basis starting September 30, 1996.




13.   Subsequent Events, continued:

         Senior Secured Promissory Notes, continued:

         Subsequent to November 15, 1996, the notes may be converted into term notes with principal payments for each note of $100,000 per month beginning December 1, 1996. In addition, the interest rate will be increased from 14% to 18%. The notes are collateralized by the Company's assets.

         In connection with the senior secured notes and selling of the participations, investors and Morgan received:

         -- 58,824 warrants (39,216 warrants to Morgan) at a price of $4.25 per share to be exercised prior to July 4, 1999.

         -- 67,806 warrants (45,205 warrants to Morgan) at a price of $3.687 per share to be exercised prior to August 8, 1999 and September 10, 1999, respectively, for debt placement services.

                                    Continued

                                   EDnet, Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                -----------------


         If the Company elects not to complete additional financing with Morgan, a cash fee of $140,000 and $200,000 in warrants at an exercise price equal to the lesser of (i) $3.00; or (ii) sixty percent of the average closing bid price of the common stock during a consecutive ten (10) day period immediately preceding the issuance date of the warrants, will become due and payable to Morgan.

         Regulation D Equity Placement:

         The Company has offered up to a maximum of $3,000,000 in units (each unit consists of one share of its common stock and one warrant) at a price per unit of the lesser of $3.00 or the average closing bid price of its common stock during a consecutive 30-day period immediately preceding the termination date less 30%. The original termination date of the offering was in August, 1996 but it has been extended and is currently ongoing as of October 21, 1996. Each share of stock comes with a warrant to purchase common stock through July 31, 1999 at a price of the lesser of $4.75 or the average closing bid price during a consecutive- 30-day period immediately preceding the termination date as explained above. As of October 21, 1996 the Company had sold 190,000 units at a price of $3.00, with attached warrants at a price of $4.75 per share. The unit purchase price and the related warrant price may be adjusted at the time of the closing depending on the average trading price in the period described above.

                      INTERNET WORLDWIDE BUSINESS SOLUTIONS



                                -----------------










                     REPORT ON AUDIT OF FINANCIAL STATEMENTS
                         as of June 24, 1996 and for the
                  period from October 1, 1995 to June 24, 1996

                      INTERNET WORLDWIDE BUSINESS SOLUTIONS


                                -----------------



                                 C O N T E N T S





                                                                       Page



Report of Independent Accountants                                       1


Balance Sheet                                                           2


Statement of Operations                                                 3


Statement of Changes in Stockholders' Equity                            4


Statement of Cash Flows                                                 5


Notes to Financial Statements                                          6-8

                              Coopers & Lybrand LLP

Coopers

& Lybrand                                  a professional services firm






                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors of EDnet, Inc.

We have audited the accompanying balance sheet of Internet Worldwide Business Solutions as of June 24, 1996, and the related statements of income, changes in stockholders' equity, and cash flows for the period from October 1, 1995 to June 24, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, on June 24, 1996, the Company was acquired by EDnet, Inc.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Worldwide Business Solutions as of June 24, 1996, and the results of its operations and its cash flows for the period from October 1, 1995 to June 24, 1996, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND LLP
/S/ COOPERS & LYBRAND LLP
San Francisco, California
October 21, 1996


                     INTERNET WORLDWIDE BUSINESS SOLUTIONS

                                  BALANCE SHEET

                                  June 24, 1996


                                -----------------




                                               ASSETS
Current assets:
   Cash                                                                                   $153,814
   Accounts receivable, net of allowance for doubtful accounts of $13,911                   51,640
   Other current assets                                                                     14,229
                                                                                          --------
            Total current assets                                                           219,683

Property and equipment, net                                                                 90,136

Other assets                                                                                 2,767
                                                                                          --------
                                                                                          $312,856
                                                                                          ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                       $ 47,777
   Accrued expenses                                                                         86,534
   Line of credit                                                                           16,638
   Note payable to EDnet, Inc.                                                              25,000
   Deferred revenue                                                                         62,637
                                                                                          --------
            Total liabilities                                                              238,536
                                                                                          --------
Stockholders' equity:
   Common stock; no par value; 100,000 shares authorized; 50,000 shares issued and outstanding
                                                                                            36,330
   Retained earnings                                                                        37,670
                                                                                          --------
            Total stockholders' equity                                                      74,000
                                                                                          --------
                                                                                          $312,586
                                                                                          ========

             The accompanying notes are an integral part of these financial statements.

                      INTERNET WORLDWIDE BUSINESS SOLUTIONS


                             STATEMENT OF OPERATIONS

            for the period from October 1, 1995 through June 24, 1996



                                -----------------




Revenues                                                         $480,030
Cost of  revenues                                                 258,716
                                                                 --------
            Gross profit                                          221,314
                                                                 --------
Sales and marketing                                                64,679
General and administrative                                        107,798
                                                                 --------
            Income from operations                                 48,837

Interest expense                                                      832
                                                                 --------
            Income before provision for income taxes               48,005

Provision for income taxes                                         10,335
                                                                 --------
               Net income                                        $ 37,670
                                                                 ========

   The accompanying notes are an integral part of these financial statements.


                      INTERNET WORLDWIDE BUSINESS SOLUTIONS

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

            for the period from October 1, 1995 through June 24, 1996



                                -----------------

                                                                                                        Total
                                                                                                        Stock-
                                                                          Common        Retained       holders'
                                                                          Stock         Earnings        Equity
                                                                         -------        -------        -------

Balance, October 1, 1995                                                    --             --             --

Issuance of common stock (50,000 shares)                                 $36,330           --          $36,330

Net income for the period from October 1, 1995 through June 24, 1996

                                                                            --          $37,670         37,670
                                                                         -------        -------        -------

Balance, June 24, 1996                                                   $36,330        $37,670        $74,000
                                                                         =======        =======        =======



                   The accompanying notes are an integral part of these financial statements.


                      INTERNET WORLDWIDE BUSINESS SOLUTIONS


                             STATEMENT OF CASH FLOWS

            for the period from October 1, 1995 through June 24, 1996


                                -----------------


Cash flows from operating activities:
   Net income                                                                      $  37,670
   Adjustments to reconcile net income to cash provided by operating activities:
      Depreciation and amortization                                                   11,509
      Bad debt expense                                                                13,911
      (Increase) decrease in assets:
         Accounts receivable                                                         (55,205)
         Other current assets                                                        (14,229)
         Other assets                                                                 (2,767)
      Increase (decrease) in liabilities:
         Accounts payable                                                             47,777
         Accrued expenses                                                             80,296
         Deferred revenue                                                             62,637
                                                                                   ---------
            Net cash provided by operating activities                                181,599
                                                                                   ---------
Cash flows from investing activities - purchase of property and equipment            (85,900)
                                                                                   ---------
Cash flows from financing activities:
   Borrowings under line of credit                                                    16,638
   Proceeds from note payable                                                         25,000
   Proceeds from issuance of common stock                                             16,477
                                                                                   ---------
            Net cash provided by financing activities                                 58,115
                                                                                   ---------
               Net increase in cash                                                  153,814

Cash at beginning of period                                                             --
                                                                                   ---------
Cash at end of period                                                              $ 153,814
                                                                                   =========
Supplemental disclosure of cash flow information:

   Cash paid during the period for interest                                        $     832
                                                                                   =========
   Cash paid during the period for taxes                                           $  23,047
                                                                                   =========


          The accompanying notes are an integral part of these financial statements.

                      INTERNET WORLDWIDE BUSINESS SOLUTIONS


                          NOTES TO FINANCIAL STATEMENTS


                                -----------------



1.    The Company:

      Internet  Worldwide   Business  Solutions  (the  Company),   a  California
      corporation, is primarily an Internet service provider specializing in the development and hosting of web sites.

      The Company was incorporated on August 4, 1995 in California; however, operations were not begun until October 1, 1995. On October 1, 1995, certain assets and liabilities were transferred from a partnership to the corporation in exchange for 50,000 shares of common stock as follows:

               Cash                                       $    16,477
               Accounts receivable                             10,346
               Fixed assets                                    15,745
               Accrued liabilities                             (6,238)

      On June 24, 1996, the Company was acquired by EDnet, Inc. (EDnet) in a business combination accounted for as a purchase.


2.    Summary of Significant Accounting Policies:

         Revenue Recognition:

         Revenues are generated from the design and development of web sites and for services for hosting web sites. Revenue for design and development contracts is recognized on the percentage of completion method and service revenue are recognized ratably over the service period. Deferred revenues represent billings in excess of revenue recognized.

         Property and Equipment:

         Property and equipment are carried at cost and are depreciated on the straight-line basis over their estimated useful lives, which is five to seven years. Expenditures for improvement or expansion of electronic equipment are capitalized. Repairs and maintenance are charged to expense as incurred. When the assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts with the resulting gain or loss reflected in the income statement.

         Income Taxes:

         The Company accounts for income taxes using the liability method. Deferred income tax assets and liabilities are computed annually for differences between the financial reporting and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                                   Continued

                      INTERNET WORLDWIDE BUSINESS SOLUTIONS


                          NOTES TO FINANCIAL STATEMENTS


                                -----------------



2.    Summary of Significant Accounting Policies, continued:

         Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


3.    Property and Equipment:

         Property and equipment are summarized by major category as follows as of June 24, 1996:


                Network equipment                      $      80,977
                Furniture and fixtures                         6,314
                Computer software                             14,354
                                                       -------------
                                                             101,645
                Depreciation and amortization                (11,509)
                                                       -------------
                Net property and equipment             $      90,136
                                                       =============


      Depreciation and amortization included in the statement of operations amounted to $11,509 for the period from October 1, 1995 through June 24, 1996.


4.    Related Party Transactions:

      At June 24, 1996, the Company had a note payable to EDnet in the amount of $25,000 bearing interest at 8%, maturing on August 6, 1996. Subsequent to the acquisition of the Company by EDnet (Note 1), the note was converted to an advance with no repayment terms or interest being due.


5.    Income Taxes:

      The provision for income taxes consists of current taxes of $12,094 and deferred taxes of $(1,759).

      A reconciliation of the expected and reported provision for income taxes follows:


              Taxes using U.S. federal statutory rate          $     6,025
              State taxes, net of federal benefit                    3,173
              Impact of nondeductible expenses                       1,137
                                                               -----------
              Net income tax provision                         $    10,335
                                                               ===========
                                    Continued

                      INTERNET WORLDWIDE BUSINESS SOLUTIONS


                          NOTES TO FINANCIAL STATEMENTS


                                -----------------



5.  Income Taxes, continued:

      The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:


              Bad debt allowance                  $    3,380
              Depreciation                            (1,009)
              State income taxes                        (612)
                                                  ----------
              Net deferred tax asset              $    1,759
                                                  ==========



6.    Lease Commitments:

      The Company leases office space under a noncancelable operating lease, expiring March 3, 1997. Future minimum lease payments under this lease for the year ending June 30, 1997 are $35,213.

      Rental expense for the period from October 1, 1995 to June 24, 1996 amounted to $25,301.


7.    Concentration of Credit Risk:

      The Company maintains its cash in a bank deposit account at a financial institution. The balance at times may exceed federally insured limits. At June 30, 1996, the Company exceeded the insured limit by approximately $53,000.


8.    Major Customer:

      The Company had one customer representing approximately 18% of its overall revenue for the period from October 1, 1995 through June 24, 1996. All other customers represented less than 10% of its overall revenue during the same period.


9.    Line of Credit:

      The Company has a $25,000 line of credit with a financial institution, of which $16,638 was outstanding as of June 24, 1996. The line of credit bears interest at the institution's reference rate plus 5.06% (12.31% as of June 24, 1996) and is payable monthly. The line of credit expires on March 8, 1997. The carrying value approximates fair value due to the relatively short maturity of this financial instrument.

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




                                                  EDNET, INC.




May 15, 1997                             By:      /s/Tom Kobayashi
                                                  ------------------------------
                                                  Tom Kobayashi
                                                  Chairman of the Board



                                         By:      /s/Alan K. Geddes
                                                  ------------------------------
                                                  Alan K. Geddes
                                                  Vice President, Finance and
                                                  Chief Financial Officer

                                    PART III


ITEM 1.  INDEX TO EXHIBITS                                                            Page Number

Exhibit No.       Type of Exhibit
   (2)            (a)     Articles  of  Incorporation,  as  amended.  PREVIOUSLY
                          FILED.

                  (b)     Bylaws, as amended. PREVIOUSLY FILED.

                  (c)     Certificate  of  Designation,  filed with the Colorado
                          Secretary   of  State  on  February  2,  1997.   FILED
                          HEREWITH.

   (3)            (a)     Security  Agreement  dated as of July 5, 1996, made by
                          the Company,  in favor of Morgan Fuller  Capital Group
                          L.L.C. PREVIOUSLY FILED.

                  (b)     Amendment  No.  1 to  Security  Agreement  dated as of
                          August 1, 1996. PREVIOUSLY FILED.

                  (c)     Form of  Senior  Secured  Promissory  Note in favor of
                          Morgan Fuller Capital Group L.L.C., executed on the following dates for the following amounts:

                          1.    dated July 5, 1996, in the amount of $500,000;
                          2.    dated July 22, 1996,  in the amount of $200,000;
                                and
                          3.    dated July 22, 1996, in the amount of $300,000.

                           PREVIOUSLY FILED.

                  (d) Amendment No. 1 to Senior Secured Promissory Notes, dated as of November 15, 1996, executed by the Company and Fuller Capital Group L.L.C. FILED HEREWITH.

                  (e)     Promissory  Note  dated  February  8, 1996 in favor of
                          Irawan Onggara,  in the principal  amount of $250,000.
                          PREVIOUSLY FILED.

                  (f)     Promissory  Note  dated  April  18,  1996 in  favor of
                          Irawan Onggara,  in the principal  amount of $100,000.
                          PREVIOUSLY FILED.

                  (g)     Promissory  Note dated May 20, 1996 in favor of Irawan
                          Onggara,   in  the   principal   amount  of   $75,000.
                          PREVIOUSLY FILED.





                  (h) Form of Promissory Note dated June 24, 1996 in the principal amount of $125,000, payable to each of Randall Schmitz and Trevor Stout. PREVIOUSLY FILED.

                  (i)     Breakthrough  Software,  Inc.  Convertible  Promissory
                          Note dated January 31, 1997 in the principal amount not to exceed $250,000 payable to the Company. FILED
                          HEREWITH.

  (6)             Material Contracts

                  (a)     Agreement  and  Plan of  Reorganization  by and  among
                          EDnet,  Inc.,  EDN Sub,  Inc. and  Internet  Worldwide
                          Business  Solutions,   dated  as  of  June  24,  1996.
                          PREVIOUSLY FILED.

                  (b)     Stock Purchase  Agreement,  dated  September 22, 1995,
                          between  AP  Office  Equipment,   Inc.,  Entertainment
                          Digital  Network,  Inc.  and certain  shareholders  of
                          Entertainment Digital Network, Inc. PREVIOUSLY FILED.

                  (c)     Stock  Purchase  Agreement,  dated  October 18,  1995,
                          between  EDnet,  Inc.  and  certain   shareholders  of
                          Entertainment Digital Network, Inc. PREVIOUSLY FILED.

                  (d)     Employment  Agreement  between  the  Company  and  Tom
                          Kobayashi dated September 1, 1995. PREVIOUSLY FILED.

                  (e)     Employment  Agreement  between  the  Company and David
                          Gustafson dated September 1, 1995. PREVIOUSLY FILED.

                  (f)     EDnet,  Inc.  Incentive Stock Option Plan.  PREVIOUSLY
                          FILED.

                  (g)     EDnet, Inc. 1995-1996  Nonstatutory Stock Option Plan.
                          PREVIOUSLY FILED.

                  (h)     Entertainment  Digital  Network  1993  Flexible  Stock
                          Incentive Plan. PREVIOUSLY FILED.

                  (i)     Form of  Entertainment  Digital  Network  Nonqualified
                          Stock Option Agreement. PREVIOUSLY FILED.

                  (j)     Form of  Entertainment  Digital Network Stock Purchase
                          Warrant. PREVIOUSLY FILED.

                  (k)     Form of EDnet, Inc. Warrant. PREVIOUSLY FILED.




                  (l)     Consulting  Agreement,  dated as of January 12,  1996,
                          between   the   Company   and    Liviakis    Financial
                          Communications, Inc. PREVIOUSLY FILED.

                  (m)     Consulting Agreement, effective as of January 12, 1997
                          between   the   Company   and    Liviakis    Financial
                          Communications, Inc. FILED HEREWITH.

                  (n)     Financial  Advisory  Agreement,  dated  as of July 31,
                          1995, between EDN and Century Financial Partners, Inc.
                          PREVIOUSLY FILED.

                  (o)     Engagement  letter  dated  May 20,  1996  between  the
                          Company  and  Morgan   Fuller   Capital  Group  L.L.C.
                          PREVIOUSLY FILED.

                  (p)     Engagement  letter  dated June 25,  1996  between  the
                          Company  and  Morgan   Fuller   Capital  Group  L.L.C.
                          PREVIOUSLY FILED.

                  (q)     Engagement  letter  dated June 28,  1996  between  the
                          Company  and  Morgan   Fuller   Capital  Group  L.L.C.
                          PREVIOUSLY FILED.

                  (r)     Engagement  letter  dated June 28,  1996  between  the
                          Company  and  Morgan   Fuller   Capital  Group  L.L.C.
                          PREVIOUSLY FILED.

                  (s)     Engagement  letter dated  October 17, 1996 between the
                          Company and LBC  Capital  Resources,  Inc.  PREVIOUSLY
                          FILED.

                  (t)     Form of  Subscription,  Representation  and Securities
                          Transfer Restriction Agreement between the Company and investors in Units. FILED HEREWITH.

                  (u)     Engagement  letter dated November 19, 1996 between the
                          Company and Morgan Fuller  Capital Group L.L.C.  FILED
                          HEREWITH.

                  (v)     Engagement  letter dated November 21, 1996 between the
                          Company and Morgan Fuller  Capital Group L.L.C.  FILED
                          HEREWITH.

                  (w) Consulting Agreement dated January 31, 1997 between the Company and Net Financial International, Ltd.
                          FILED HEREWITH.

                  (x)     Form of  Subscription,  Representation  and Securities
                          Transfer  Restriction  Agreement between Morgan Fuller
                          Capital Group L.L.C. and investors in  Participations.
                          FILED HEREWITH.




                  (y)     Form of  Subscription,  Representation  and Securities
                          Transfer Restriction Agreement between the Company and investors in Common Stock. FILED HEREWITH.

                  (z)     Form of  Subscription,  Representation  and Securities
                          Transfer Restriction Agreement between the Company and investors in EDnet Series A Preferred Shares. FILED
                          HEREWITH.

                  (aa)    Amendment   No.  1  to  the   Agreement  and  Plan  of
                          Reorganization by and among EDnet, Inc., EDN Sub, Inc.
                          and Internet Worldwide Business Solutions, dated as of
                          September 13, 1996. FILED HEREWITH.

                  (ab)    Amendment   No.  2  to  the   Agreement  and  Plan  of
                          Reorganization by and among EDnet, Inc., EDN Sub, Inc.
                          and Internet Worldwide Business Solutions, dated as of
                          January 31, 1997. FILED HEREWITH.

                  (ac) Breakthrough Software, Inc. Stock Purchase Agreement by and among Breakthrough Software, Inc. and EDnet, Inc., dated as of January 31, 1997. FILED HEREWITH.

                  (ad)    Technology  License  Agreement  by and among  Internet
                          Worldwide    Business   Solutions   and   Breakthrough
                          Software,  Inc.,  dated as of January 31, 1997.  FILED
                          HEREWITH.

                  (ae)    Form of Consulting  Agreement by and among EDnet, Inc.
                          and each of Randall Schmitz and Trevor Stout, dated as of January 31, 1997. FILED HEREWITH.

  (27)            Financial Data Schedule.  FILED HEREWITH.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              EDnet, INC.

                                              (Registrant)



Date:    May 29, 1997                         By: /s/Tom Kobayashi
                                                 -------------------------------
                                                 Tom Kobayashi,
                                                 Chairman


Date:    May 29, 1997                         By: /s/Alan Geddes
                                                 -------------------------------
                                                 Alan Geddes,
                                                 Chief Financial Officer