Form 10KSB
period 1997-06-30
EDNET INC
filed 1997-10-16
CIK 1004233

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from _____________ to _____________

     Commission file number 000-21659

                                   EDnet, INC.
                          ----------------------------
                 (Name of small business issuer in its charter)

          Colorado                                               84-1273795
-------------------------------                            ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

One Union Street, San Francisco, California                           94111
-------------------------------------------                           -----
 (Address of principal executive offices)                           (Zip Code)

                    Issuer's telephone number: (415) 274-8800

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.001
                                (Title of Class)

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X] (See "Disclosure Items Omitted")

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer's revenues for the twelve months ended June 30, 1997 were $3,807,370

     As of October 10, 1997, the aggregate market value of the Common Stock of the Registrant based upon the closing bid prices of the Common Stock, as quoted on the OTC Bulletin Board, held by non-affiliates of the Registrant was approximately $3,212,357.

     As of October 10, 1997, 7,858,465 shares of $0.001 par value Common stock, of the Registrant were outstanding.

DISCLOSURE ITEMS OMITTED

The financial statements included in Part II Item 7 (the "Consolidated Financial Statements") are unaudited except for those portions attributable to FY 1996 and June 30, 1996. This Annual Report on Form 10-KSB will be amended to include audited financial statements, in accordance with the Securities Exchange Act of 1934, as soon as is practical.


                                     PART I


ITEM 1    DESCRIPTION OF BUSINESS

Summary of Business

EDnet, Inc., a Colorado corporation (the "Company"), develops and markets integrated systems for the delivery, storage and management of professional-quality digital communications for media-based applications, including audio and video production for the North American advertising and entertainment industry. The Company has established a private wide-area network through strategic alliances with long distance carriers, regional telephone companies, satellite operators and independent fiber optic telecommunications providers, which enables the exchange of high quality audio, compressed video and multimedia data communications. The Company provides engineering services, application-specific technical advice, audio, video and networking hardware and software as part of its business. Additionally, the Company provides Internet web site development and hosting to businesses conducting Internet commerce.


Industry Overview

The digital communications industry originated in the 1970's based on the ability of digital technology to support new and advanced communication capabilities. Digital data can be compressed, enabling data-dense applications such as the instantaneous exchange of large amounts of data and high-quality concurrent (or "real-time") interactive communication over any distance. The Company's primary expertise is in systems integration using telecommunications and Internet technology.


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

Key Suppliers and Alliances. The Company functions as a systems integrator by acquiring other companies' technologies and combining them into an effective communications solution. The Company does not manufacture any of the components used in its network, but rather purchases digital communications equipment components directly from their manufacturers, including Dolby Labs, Telos, Musicam USA, and APT, Inc. The Company performs installation services and further equipment integration. Because the individual components used in the Company's systems are available from more than one reliable source or manufacturer, Management believes the risk of an adverse impact to the Company's business from an interruption in supply from any single supplier is minimal. The Company also maintains an ongoing inventory of all of the components of its various communications products. Most of the Company's suppliers have offices and/or distribution points near the Company's San Francisco headquarters. In the event that the Company does not have sufficient inventory on-hand to fulfill a system hardware order, the Company can usually order and receive additional inventory with turnaround times of as little as twenty-four hours and generally no more than four weeks.

Marketing. The Company markets its services through a combination of employing a direct full-time sales staff and by appearing at industry trade shows.

Description of Current and Developing Products

Audio Media Networking Services. The Company develops integrated system solutions (its "Audio Media Communications Service") which provide compression and transmission of studio quality audio signals over fiber optic lines (i.e., telephone digital data lines) between separate studios. The audio data can also be accompanied by time codes so that operators at the different studios can synchronize the audio to film projectors or VCR machines in order to allow the "real time" editing of movies and video. Upon installation of an audio media communications system and the requisite sound equipment, a studio becomes an "affiliate studio," equipped with a device to digitize, compress, send, receive and decompress audio media (known as a "codec"). In addition, the studio becomes a part of the Company's network of media production and post production studios. Outside customers (non-affiliates) seeking to access media production facilities or otherwise review or edit an audio clip with the assistance of a person in a different location can do so through these affiliate studios. By using the Company's Electronic Directory Software, someone in an affiliate studio can determine whether that studio, or another affiliate studio, operates equipment that is compatible with the needs of the customer. Once the appropriate affiliate studio is chosen, the customer can schedule an appointment to use the network. If nearby studios do not have compatible equipment, the Company's personnel in San Francisco can digitally "bridge" the studios together. The customer then pays a network access fee to the Company. The purchase price of these audio media communications systems ranges from $5,250 to $18,000. The Company pays local telephone service providers telephone connection installation charges (depending upon bandwidth requirements, from $250 to $1,000) and monthly recurring connection charges (from $50 to $1,200), most of which is reimbursed to the Company by its customers. The primary market for the Audio Media Communications Service are radio and television advertisers, motion picture and television program production companies and music recording companies.

The Company has also developed a network application which is designed especially for the music recording industry. The Company's "ZeroC" (for zero compression) technology provides fiber-optic transmission of real-time, uncompressed digital audio, using the true CD standard of 44.1 Khz sampling at 16 bits. The system relays, in real playback time, the audio bits of an AES/EBU digital audio datastream with no re-sampling or rate adaption.

Video Media Networking Services. The Company is currently developing a video communications service (its "Fast Forward Delivery System" or "FFD") which is similar to its Audio Media Communications Service. Through the use of similar equipment located at affiliate studios, the Company manages the transmission of approval-quality video segments between studios. The Fast Forward Delivery System transmits information on a 128 kilobit ("ISDN") data line, which has dial-up capability, and operates on the same principle as the Audio Media Communications Service except that the transmission does not happen in "real time." However, using this technology, video media producers and their customers can efficiently and effectively transmit edits, approvals, or modifications to video and other types of media, including special effects media and graphic media (including prints and logos). Management believes its system is similar to e-mail for video and, compared to conventional methods of transmitting video, i.e., mail or physical travel, can significantly increase the speed and efficiency of the video editing process.

As with the Company's Audio Networking Services, outside customers (non-affiliates) seeking to access media production facilities or otherwise review or edit video with the assistance of a person in a different location can do so by paying a fee to use an affiliate studio. The customer also pays a network access fee to the Company. The purchase price of the Fast Forward Delivery System ranges from $15,000 to $50,000. The Company pays local telephone service providers telephone connection installation charges (depending upon bandwidth requirements, from $250 to $1,000) and monthly recurring connection charges (from $50 to $1,200), most of which is reimbursed to the Company by its customers. The primary market for the Fast Forward Delivery System are television advertisers, motion picture and television series production companies and other corporate video users. During the past year, Fast Forward Delivery Systems have been used in several television series projects in Australia, Canada and Hollywood, California.

The FFD network can be significantly extended from EDnet's pending alliances with companies which will provide EDnet with its own private wide area network for its entertainment clients. EDnet assists in the engineering, selection and provisioning of the video compression hardware and software needed on the enterprise local area network (LAN) side of the network. EDnet and its alliance partners will design sophisticated remote management capabilities into this private network which will enable upgrading and support of the video affiliate twenty-four hours a day, seven days a week from the Company's technical support center in San Francisco. If a customer needs point to point connectivity to start, EDnet can provide a network access connection which will allow an affiliate to start small and add to the network as it expands. If a higher volume wider bandwidth network connection is required, EDnet can provide it.

Internet Website Development and Hosting Services. The Company is also in the Internet services marketplace. In June 1996, in order to increase its potential to deliver high-quality audio and other media over the Internet, the Company consummated a transaction whereby Internet Worldwide Business Solutions, a California corporation, dba Internet Business Solutions ("IBS"), an Internet services provider specializing in the development and hosting of web sites for companies doing business on the Internet, merged with and into a subsidiary of the Company. The Company thus improved its ability to integrate numerous technologies to yield cost-effective media communications solutions. IBS provides interactive web site development services, specializing in complex database access and professional graphic appearance for its corporate customers. Web site development services are sought by businesses that wish to pursue on-line commerce on the Internet. Management believes that a key feature of the Company's web site service is the Company's ability to provide interactive, graphically appealing web pages, while many of the web sites developed by competitors are static and plain. In addition to web site development, the Company offers the following Internet related services: catalog-based search engines for custom or existing databases; electronic forms for customer and query information capture; specialized on-line ordering systems; and comprehensive Internet networking, integration and consulting. Internet services for web site development range from $5,000 to $75,000 depending on the content and complexity of the web site. Web site host fees collected by the Company this year average approximately $250 per month. The primary market for these services are large and small corporate businesses.

Internet Audio. Vastly improved technology now provides the capability to deliver CD quality audio via the Internet. Eager to provide it's professional customers with services utilizing this technology, EDnet has entered into marketing partnerships with Liquid Audiotm and Realtm Audio to sell, support and host professional services using their encoding and compression technology. EDnet creates "Virtual Studios" for these Internet Audio services. With this technology, users will be able to search for and sample very high quality audio clips, make selections and download the full length audio from an EDnet server for replaying or further editing at a convenient time, even in an uncompressed form, if necessary. Record companies, recording studios, producers and distributors of radio and TV commercials, artists, producers, broadcasters, Internet music shopping services, and many other Internet users can utilize Virtual Studios for the transfer of audio for direction, approval, editing, production, distribution, and webcasting - broadcasting over Internet connections. Music and sound effects libraries can market to much larger audiences, and musicians will have completely new opportunities for the direct consumer distribution of new recordings via the world wide web. EDnet provides all of the connectivity, encoding and decoding software, library and server hosting and access, plus technical and marketing support.


Competition

Audio and Video Networking. Competition in the audio and video networking business is based on the ability to provide systems compatibility and proprietary off-the-shelf codecs. Due to the difficulty and expense of developing and maintaining private digital networks, Management believes that the number of competitors is, and will remain, small.

The Company's principal competitor in audio networking has been the 3D2 ("3D2") division of Keystone Communications, Inc. Until March 31, 1995, 3D2 was the exclusive North American distributor of apt-X codecs manufactured by Audio Processing Technology ("APT"), which were in demand in the radio voice-over market. In April 1995, the Company became one of APT's few distributors and through aggressive marketing, within six months became APT's largest worldwide distributor. Management believes that the Company was able to use its position as a distributor of apt-X codecs to attract studios to its network because studios grew increasingly confident in the Company's ability as a network service provider as a result of its position as an apt-X codecs distributor. Management estimates that, between July 1995 and June 1996, as a result of distributing apt-X codecs, approximately 120 additional studios joined the network.

The Company's primary video networking competitors are VYVX, a division of Williams Co., and Sprint through its DRUMS products. These companies offer their video networking services utilizing higher-bandwidth fiber connections, which, because they do not have dial-up capability, require scheduling and are considerably more expensive. Because the Fast Forward Delivery System has an optional ISDN-based dial-up capability, it is generally less expensive than sending video materials between studios by courier.


Patents & Trademarks

The Company does not own any patents and relies instead on a combination of statutory and common law copyright, trademark and trade secret laws to protect its rights in its proprietary technologies. The Company has registered "EDnet," "Entertainment Digital Network," and "ZeroC" as trademarks with the U.S. Patent and Trademark Office.


Research and Development

During the fiscal years ended June 30, 1997 and June 30, 1996, the Company spent approximately $1,017,000 and $42,000 respectively on research and development. During each of the last two fiscal years, the Company did not spend any funds on material customer-sponsored research and development.

Governmental Approvals and Regulation

The Company's networking services are currently not subject to regulation by any government agency or regulatory body.


History and organization

Background. Prior to founding the Company, two of current Management were employed by Skywalker Sound ("Skywalker"), the post production division of LucasArts/Lucasfilm Ltd. ("LucasArts"). In 1991, while at Skywalker, they made a breakthrough in the application of digital communications technology. They were able to send four channels of compressed, professional-quality digital audio over T-1 fiber-optic telephone lines (individual DSO's or channels over a single line) from a Skywalker studio in Northern California to a Skywalker studio in Southern California. The group thereafter sent the audio mix for the movie Backdraft, then under production, between the two studios on a daily basis. The result was that Backdraft was the first film in which the director reviewed movie audio from a remote studio on the same day it was produced.

Based upon this success (and with the acknowledgment of LucasArts), the Company's management organized Entertainment Digital Network ("EDN") as a Nevada corporation on June 26, 1992, and set up a trial network of seven studios and developed other proprietary technology to market T-1 digital communications to the music, movie and television industries. On January 25, 1993, EDN was re-incorporated in the State of California.

Effective August 27, 1993, EDN acquired the assets of Digital Patch Systems ("Digital Patch"), an unrelated networking service provider, for 235,000 shares of EDN common stock and 140,000 shares of EDN preferred stock. At that time, Digital Patch used MPEG-based audio-compression, switched 56 and ISDN data lines, which the Company has since adopted as its primary technology. Management believed that ISDN, which had become the standard in the telecommunications industry in Europe, Japan and many parts of the Pacific Rim, would likewise become the standard in the U.S. ISDN is, in fact, now common in most areas of the world. EDN also obtained non-competition agreements from the two shareholders of Digital Patch which prohibited these individuals from competing with EDN for a period of five years in areas where Digital Patch had operated before the transaction. Following this transaction, Bert Berdis, who owned 50% of the outstanding shares of Digital Patch, became a Director of the Company and served in such capacity until his resignation in March 1997.

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

IBS Transaction. Pursuant to an Agreement and Plan of Reorganization dated as of June 24, 1996 (the "IBS Agreement"), the Company acquired all of the outstanding shares of common stock of IBS, an unrelated Internet services provider, through a merger of IBS into a subsidiary of the Company. As consideration for such merger, the Company delivered the following to the two shareholders of IBS, Trevor Stout and Randall Schmitz: (i) two promissory notes in the aggregate amount of $250,000 (the "First IBS Notes"); (ii) two promissory notes in the aggregate amount of $250,000 (the "Second IBS Notes"); and (iii) 311,284 shares of Common Stock. The First IBS Notes were due sixty (60) days after the closing of the IBS Agreement and were repaid by the Company in August 1996. The Second IBS Notes originally provided for interest of eight percent (8%) and maturity on the earlier of one year from the closing under the IBS Agreement or fifteen (15) days after the closing of a public offering by the Company of its Common Stock. In addition, pursuant to an earn-out plan, Messrs. Stout and Schmitz were originally entitled to receive up to an aggregate of 500,000 shares of Common Stock if IBS was to meet certain specified performance goals during a period commencing on the effective date of the IBS Agreement and ending 120 days after June 30, 1999 (the "Earnout"), and Messrs. Stout and Schmitz entered into three-year employment agreements with the Company and IBS (collectively, the "IBS Employment Agreements"). Finally, the Company granted to three employees of IBS options to purchase an aggregate of 50,000 shares of Common Stock under the NSO Plan (as defined below), at $1.25 per share, which options vest over a three year period. The merger was accounted for as a purchase. Upon the closing of the IBS Agreement, Mr. Stout was appointed a director of the Company and served in such capacity until his resignation in June, 1997.

Subsequently, the Company determined that the cost of supporting IBS in researching, developing and marketing certain software related to the development, operation and maintenance of world-wide web sites (the "IBS Website Software") was, in Management's view, prohibitively expensive. Accordingly, pursuant to an Amendment to the Agreement and Plan of Reorganization dated as of January 31, 1997 and certain collateral documents: (i) IBS licensed the IBS Website Software to a new entity, Breakthrough Software, Inc., a California corporation ("Breakthrough"); (ii) the Company agreed to lend up to $250,000 to Breakthrough to be used for specified purposes, as represented by an unsecured promissory note made by Breakthrough in favor of the Company, payable 30 days after demand after July 1, 1997 or upon the date that Breakthrough closes a financing of not less than $1,000,000; (iii) Breakthrough issued to the Company 2,000,000 shares of convertible Series A Preferred Stock (the "Breakthrough Series A Preferred Shares") representing (after conversion into Breakthrough common stock) 40% of Breakthrough's outstanding common stock; (iv) Breakthrough issued to Messrs. Stout and Schmitz common stock representing 60% of Breakthrough's outstanding common stock; (v) the Company canceled the Second Notes; (vi) the Company reduced the number of shares of Common Stock subject to the Earnout from 500,000 to 125,000; (vii) the IBS Employment Agreements terminated as of December 31, 1996; and (viii) Messrs. Stout and Schmitz entered into consulting agreements with the Company to provide transition services to IBS for a period of three months ending March, 1997.

The Breakthrough Series A Preferred Shares have a liquidation preference worth $605,000, which represented Management's estimate of the value to date of the Company's capital investment in the IBS Website Software. So long as 1,500,000 shares of Breakthrough Series A Preferred Shares remain outstanding, the holder of the Breakthrough Series A Preferred Shares is entitled to elect one director to the Breakthrough board of directors and the affirmative approval of the Company is required to approve certain events, including but not limited to, any increase or decrease in the authorized number of shares of Breakthrough common or preferred stock, any amendment of Breakthrough's articles of incorporation or bylaws which adversely affects the rights of the holders of Breakthrough Series A Preferred Shares, any issuance of securities on a parity with or senior to the Breakthrough Series A Preferred Shares and any issuance of any additional securities to either Messrs. Stout and Schmitz or any trust or other entity controlled by either of them. The rights, privileges and preferences of the Breakthrough Series A Preferred Shares are contained in the Amended and Restated Articles of Incorporation of Breakthrough, which were filed with the California Secretary of State on January 31, 1997


ITEM 2    PROPERTY

Description of property

The Company and its EDN subsidiary operate from two offices located in San Francisco and Los Angeles, California. The San Francisco office, located at One Union Street, San Francisco, California, is a 5,000 square foot facility that operates as administrative headquarters and provides the centralized network hub for electronically bridging affiliate studios, as well as overall network management. The Company leases this facility pursuant to a Sublease dated November 1, 1993 with Varitel Video, Inc. ("Varitel"), an unaffiliated entity. This sublease provides for a term of five years commencing November 15, 1993 (with an option to extend for an additional five year term), with monthly lease payments of zero during the first three months of the term, $5,653.39 during months four through 24 of the term and $5,992.59 during months 25 through 60 of the term (plus the Company's proportionate share of rent adjustments under the master lease). In lieu of a security deposit, the Company has granted
Varitel a security interest in certain of the Company's equipment with an aggregate purchase price of approximately $75,000. Varitel may terminate this sublease upon 90 days prior written notice upon a change in the "principal ownership" of the Company or in the event that the Company engages in a "competing type of film or video service business like or similar to Varitel" excluding, however, any "networking service application" which the Company engages in connection with its audio, video and other multimedia networking services. The Los Angeles office, located at 3000 Olympic Blvd., Suite 2121, Santa Monica, California, is a 4,000 square foot facility that serves as a sales and demonstration facility and provides access to many users of the Company's services from the entertainment industry located in Southern California. The Company leases this facility pursuant to an Office Lease dated June 16, 1993 with Lantana Center, a California limited partnership ("Lantana"), an unaffiliated entity. This lease provides for a term of ten years commencing July 1, 1993, with monthly lease payments of $7,749.50 (subject to a cost-of-living adjustment) and reimbursement to the Company of up to $61,015 incurred for the installation of permanent tenant improvements. As discussed in "Part III - Item
12. Certain Relationships and Related Transactions - Short-Term Loans from Officers, Directors and Shareholders; Guaranty of Lease" below, the Company's obligations under this lease have been guaranteed by Mr. Kobayashi, the Chairman of the Company.

The IBS subsidiary operates from an office located in Mountain View, California. The Mountain View office, located at 2083 Landings Drive, Mountain View, California, is a 2,000 square foot facility that operates as its administrative and operations headquarters. IBS leases this facility pursuant to a Building Lease dated August 28, 1995, as amended by a Modification No. 1 dated February 13, 1996, with Landmark Investments, Limited, an entity unaffiliated with either IBS or the Company. This lease, as amended, provides for a term commencing September 15, 1995 and ending March 3, 1997, with monthly lease payments from September 15, 1995 through September 30, 1995 of $707.19, from October 1, 1995 through March 3, 1996 of $1,580.80 and from March 4, 1996 through March 3, 1997 of $4,348 (subject to a cost-of-living adjustment). The lease has since been amended to include 2,174 square feet for a term expiring March 3, 2000 at a current rate of $5,000.00 per month, increasing to $6,413.30 on March 4, 1998 and 3% annually thereafter.


ITEM 3    LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings other than ordinary litigation which, in the opinion of the Management, is incidental to the business of the Company.


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to the shareholders for a vote during the fourth quarter of fiscal 1997.

                                     PART II


ITEM 5    MARKET  FOR THE  REGISTRANT'S  COMMON  STOCK AND  RELATED  STOCKHOLDER
          MATTERS

Price range of common stock

The Company's common stock is traded on the OTC electronic bulletin board under the symbol "DNET". The reported high and low bid information as quoted on the OTC bulletin board for the period November 13, 1995 (inception of trading), through June 30, 1997, is shown below. The high and low bid information as quoted on the OTC bulletin board represents prices between brokers and dealers and does not include retail markups, markdowns or commissions to the broker-dealer.


              High and Low Bid Price for Registrant's Common Stock
                     November 13, 1995 through June 30, 1997

Period                                              High           Low
------                                              ----           ---
Quarter ended June 30, 1997                         2.06           .50
Quarter ended March 31, 1997                        2.19          1.06
Quarter ended December 31, 1996                     3.44          1.00
Quarter ended September 30, 1996                    3.75          3.00

Quarter ended June 30, 1996                         7.13          4.63
Quarter ended March 31, 1996                        5.88          2.00
Quarter ended December 31, 1995                     3.69          2.00


The number of holders of record of the Company's common stock as of October 1, 1996, was approximately 611.


Dividends

The Company has never paid cash dividends on its common stock, and intends to utilize current resources to expand its operations. Moreover, the Warrants restrict the ability of the Company to pay dividends. Therefore, the Company anticipates that cash dividends will not be paid on the Common Stock in the foreseeable future.



Recent Sale of Unregistered Securities

Private Placement of Units. On or about June 26, 1996, the Company commenced a private placement of up to $3,000,000 of Units (each Unit consisting of one share of Common Stock and one Warrant), for a price per Unit equal to the lesser of: (i) $3.00; or (ii) the average closing bid price of the Common Stock during a consecutive thirty (30) day period immediately preceding the termination of the offering minus thirty percent (30%) (the "Stock Purchase Price"). The purchase price for each Warrant was one-tenth of one cent ($0.001) per Warrant. Each Warrant is exercisable until July 31, 1999, provided, however, that in the event that the average closing bid price of the Common Stock exceeds one hundred sixty percent (160%) of the Stock Purchase Price for thirty (30) consecutive trading days, then the Company may, within three business days following the end of such thirty (30) day period, give notice of its intent to repurchase the Warrants at a purchase price of one-tenth of one cent ($0.001) per Warrant, in which case Holders will have (30) days following the date of the Company's notice to exercise the Warrants. Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price equal to the lesser of: (i)
$4.75; or (ii) the average closing bid price of the Common Stock during a consecutive thirty (30) day period immediately preceding the termination of the offering (subject to adjustment in certain circumstances). Holders of Common Stock and Warrants have been granted piggyback and Form S-3 registration rights for the Common Stock (and the Common Stock underlying the Warrants).

The Common Stock, the Warrants and the shares purchasable pursuant to the Warrants were offered and sold only to "accredited investors" as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act") in a private placement exempt from the registration requirements of the Securities Act under Rule 506 promulgated under the Securities Act. The Company has agreed to pay the following fees in connection with sales of Units as more fully described in Part III Item 12 Certain Relationships and Related Transactions - Investment Banking and Brokerage Services - Morgan Fuller Capital Group L.L.C.: (i) to Morgan Fuller Capital Group L.L.C. ("Morgan Fuller"), or any other broker selling Units, a brokerage fee of eight percent (8%) of the value of Units sold; (ii) to Morgan Fuller a fee of five percent (5%) of the value of Units sold by any other broker; and
(iii) to Morgan Fuller that number of Warrants equal to twenty percent (20%) of the value of Units sold by Morgan Fuller divided by the market bid price of the Common Stock on the day the Units are sold, at such price. This offering was terminated on November 30, 1996 and as of such date the Company had itself sold an aggregate of 297,143 of Units directly at $1.75 per share and warrants at $2.50 each and had not paid any brokerage fees or issued any Warrants to Morgan Fuller.

Private Placement of Note Participations. On or about July 3, 1996, the Company delivered to Morgan Fuller $1,000,000 of Senior Secured Promissory Notes (the "Senior Secured Notes"), made by the Company, as debtor, in favor of Morgan Fuller, as lender. The Senior Secured Notes are secured by a broad lien on the Company's assets and provide for interest at the rate of fourteen percent (14%) per annum and were originally due on November 15, 1996, provided, however, that if the principal and accrued interest was not repaid on such date, the loan represented by the Senior Secured Notes would be converted into a term loan with monthly principal payments of $100,000 commencing December 1, 1996 and interest at eighteen percent (18%) per annum. Morgan Fuller offered participations ("Participations") in the Senior Secured Notes. Investors purchasing Participations have also received that number of Warrants equal to one-sixth (1/6) of the aggregate dollar amount of Participations purchased divided by the exercise price (as discussed below), at exercise prices of $4.25 and $3.69. Each Warrant is exercisable until July 31, 1999, provided, however, that in the event that the average closing bid price of the Common Stock exceeds one hundred sixty percent (160%) of the exercise price for thirty (30) consecutive trading days, then the Company may, within three business days following the end of such thirty (30) day period, give notice of its intent to repurchase the Warrants at a purchase price of one-tenth of one cent ($0.001) per Warrant, in which case Holders will have (30) days following the date of the Company's notice to exercise the Warrants. Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price equal to the closing bid price of the Common Stock on the date of the Note(s) in which the investor has purchased
Participations  (subject to adjustment in certain  circumstances).  The purchase price for each Warrant is one-tenth of one cent ($0.001) per Warrant. As of March 31, 1997, Morgan Fuller had sold an aggregate of $1,000,000 of Participations.

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

Pursuant to engagement letters dated May 20, June 25, June 28, June 28, November 19 and November 21, 1996, and as of June 30, 1997, the Company had: (i) granted Morgan Fuller 250,000 Warrants at an exercise price of $6.37 per share for general investment advisory services; and (ii) granted Morgan Fuller 39,255 Warrants at an exercise price of $4.25 and 45,205 Warrants at an exercise price of $3.69 in connection with the sale of Participations. In connection with the extension of the Participations, the Company granted Morgan Fuller 55,970 three-year Warrants with an exercise price of $2.68.

On February 15, 1997, the Company made a $100,000 principal payment on the Senior Secured Notes to Morgan Fuller and subsequently made no further payments through June 30, 1997. Pursuant to a Loan Modification Agreement effective June 30, 1997, accrued penalties and interest were forgiven, and the Notes were converted to a term loan payable in 60 installments with accrued interest at 6% commencing September 1, 1997. In connection with the Loan Modification Agreement the Company agreed to re-price the Morgan Fuller warrants to $1.50 each. The notes are collateralized by the Company's assets.

Private Placement of Common Stock. On December 31, 1996, the Company initiated a private placement of up to $5,000,000 of Common Stock at $1.00 per share (the "December 1996 Private Placement"). This Common Stock was offered and sold only to "accredited investors" as defined in Regulation D promulgated under the Securities Act and the offering of such Common Stock was a private placement of securities exempt from the registration requirements of the Securities Act under Rule 506 promulgated under the Securities Act. Holders of this Common Stock have been granted piggyback and Form S-3 registration rights. The Company has agreed to pay to brokers selling Common Stock in this offering a brokerage fee of eight percent (8%) of the Common Stock sold. The offering was closed on April 30, 1997 at which time the Company had raised $265,000 in this private placement.

Private Placement of EDnet Series A Preferred Shares. On February 3, 1997, the Company commenced a private placement of up to $1,750,000 of EDnet Series A Preferred Shares at $1,000 per share to non-United States persons in an offering exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated under the Securities Act. The terms of the EDnet Series A Preferred Shares are described below. The Series A Preferred Shares are convertible into Common Stock at any time until the third anniversary of their issuance at the lesser of 70% of: (i) the average of the closing bid price of the Common Stock on the five trading days preceding conversion (the "Market Price"); or (ii) the average of the closing bid prices for the Common Stock on the five trading days preceding the closing (the "Closing Price"), but if the Market Price or the Closing Price is less than $1.43 per share it shall be deemed to be $1.43 per share (the "Floor"). The Series A Preferred Shares are also subject to mandatory conversion on the third anniversary of their issuance at the lesser of 70% of the Market Price or the Closing Price, subject to the Floor. Upon conversion, the holders of Series A Preferred Shares will be paid a 6% cumulative dividend measured from the issuance date of the Series A Preferred Shares through the conversion date, payable in Common Stock valued at the Market Price. The Series A Preferred Shares have a liquidation preference of $1,000 per share and all other stock of the Company are subordinate to such preference. Holders of Series A Preferred Shares or the underlying conversion Common Stock will be granted piggyback and Form S-3 registration rights for the underlying Common Stock. As of April 30, 1997, the Company had raised $150,000 in this private placement, at which time the offering was closed. The Company has also paid NET Financial placement fees described in "Part III - Item 12. Certain Relationships and Related Transactions - Investment Banking and Brokerage Services - NET Financial International, Ltd.".

Onggara Option. As discussed further in "Part III - Item 12. Certain Relationships and Related Transactions Investment Banking and Brokerage Services
- Century Financial Partners, Inc.," EDN entered into a Consulting Agreement, dated July 31, 1995, with Century Financial Partners, Inc. ("Century"). As payment for Century's services, such consulting agreement provided that EDN would grant to Mr. Irawan Onggara ("Mr. Onggara"), an investor in Century, and a shareholder of the Company holding an aggregate of 100,000 shares of Common Stock, an option to purchase 1,000,000 shares of the common stock of any publicly traded entity into which EDN would merge, at $1.25 per share, which option shares would be registered "immediately" by EDN with the SEC on Form S-8. Management does not believe that such a registration is legally possible due to the fact that Mr. Onggara is not an employee of the Company.

Subsequent to June 30, 1997, the Company provided warrants for 1,000,000 shares of the Company's Common Stock exercisable at $1.25 per share and expiring five years from the date of issuance as part of a negotiated settlement of Mr. Onggara's outstanding loan to the Company of $340,000 (see Part III - Item 12. Certain Relationships and Related Transactions - Short-Term Loans from Officers, Directors and Shareholders; Guarantee of Lease).

IBS Transaction. As discussed more fully in "Part I - Item 1. Description of Business - History and Organization - IBS Transaction," pursuant to the IBS Agreement, the Company acquired all of the outstanding shares of common stock of IBS, an unrelated internet services provider, through a merger of IBS into a subsidiary of the Company. As consideration for such merger, the Company delivered to the two shareholders of IBS, Trevor Stout and Randall Schmitz, among other things, 311,284 shares of Common Stock. In addition, pursuant to an earn-out plan, Messrs. Stout and Schmitz were granted the Earnout, pursuant to which they were entitled to receive up to an aggregate of 500,000 shares of Common Stock if IBS was to meet certain specified performance goals during a period commencing on the effective date of the IBS Agreement and ending 120 days after June 30, 1999. The Company also granted to three employees of IBS options to purchase an aggregate of 50,000 shares of Common Stock under the NSO Plan at $1.25 per share, which options vest over a three year period. These sales of securities were a private placement exempt from the registration requirements of the Securities Act under Rule 506 promulgated under the Securities Act. Subsequently, the Company entered into an Amendment to the Agreement and Plan of Reorganization dated as of January 31, 1997 and certain collateral documents, pursuant to which, among other things, the Company reduced the number of shares of Common Stock subject to the Earnout from 500,000 to 125,000.

Liviakis Financial Communications,  Inc. As discussed more fully in " Part III -
Item 12. Certain Relationships and Related Transactions - Investment Banking and Brokerage Services - Liviakis Financial Communications, Inc., the Company is a party to a Consulting Agreement, dated as of January 12, 1996, with Liviakis Financial Communications, Inc. A California corporation, ("Liviakis") for public relations consulting services. As payment for its services, Liviakis received 390,000 unregistered shares of Common Stock from the Company in a private placement to an "accredited investor" as defined in Regulation D promulgated under the Securities Act exempt from the registration requirements of the Securities Act under Rule 506 promulgated under the Securities Act. At the end of the term of the consulting agreement, Liviakis may demand that the Company use its best efforts to register such shares with the SEC. Pursuant to an additional Consulting Agreement effective as of January 12, 1997, between the Company and Liviakis, Liviakis agreed to provide public relations consulting services to the Company for a term of one year ending on January 2, 1998. As payment for its services, Liviakis received 490,000 unregistered shares of Common Stock from the Company in a private placement to an "accredited investor" as defined in Regulation D promulgated under the Securities Act exempt from the registration requirements of the Securities Act under Rule 506 promulgated under the Securities Act. At the end of the term of the consulting agreement, Liviakis shall have the same demand registration rights to register such shares with the SEC as given to investors in the December 1996 Private Placement (as defined in "Private Placement of Common Stock" above.

The Company has filed all required filings on Form D with respect to the transactions discussed above.

Subsequent Events - Charles W. Clark Consulting Agreement. In conjunction with a consulting agreement entered into on June 30, 1997 with Charles W. Clark ("Mr. Clark") subsequent to June 30, 1997, the Company issued 400,000 shares of Common Stock with an S-8 registration under the Securities Act of 1934 as compensation for restructuring the Company's Senior Secured Notes and certain other activities more fully described in Part III - Item 12 - Certain Relationships and Related Transactions - Consulting Agreement With Charles W. Clark.

Subsequent Events - T Bar W Ranch Investments, Inc. Under a subsciption agreement signed July 10, 1997, the Company received a commitment to purchase 3,750,000 shares of Common Stock at a price of $0.20 per share. Each share came with a warrant to purchase an additional share of Common Stock at an exercise price of $1.00 and an expiration date five years from the date of issuance.

As of October 10, 1997, the total amount invested by T Bar W Ranch Investments is $147,596. The Company has experienced delays in obtaining the full amount of the funding commitment described above, and is working with T Bar W Ranch Investments to effect full funding. The Company is considering alternative courses of action should the full amount of T Bar W Ranch Investment's commitment not be forthcoming.

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Overview

EDnet, Inc. develops and markets integrated systems for the delivery, storage and management of professional-quality digital communications for media-based applications, including audio and video production for the North American entertainment industry. The Company has established a private wide-area network through strategic alliances with long distance carriers, regional telephone companies, satellite operators and independent fiber optic telecommunications providers, which enables the exchange of high quality audio, compressed video and multimedia data communications. The Company provides engineering services, application-specific technical advice, audio, video and networking hardware and software as part of its business. Additionally, the Company provides Internet web site development and hosting to businesses conducting Internet commerce.

On June 24, 1996, the Company acquired  Internet  Worldwide  Business  Solutions
(IBS), an Internet service provider specializing in the development and hosing of web sites. On December 31, 1996, the Company amended the terms of its previously consummated acquisition of its wholly-owned subsidiary, IBS, by dividing IBS into two separate corporations. IBS's Internet service business continues to operate as IBS. IBS licensed to Breakthrough Software, Inc. (BSI) certain software under development by IBS related to development, operation, and maintenance of world-wide web sites. The Company retained ownership of 2,000,000 shares of BSI's convertible preferred stock, which represents, after conversion into BSI non-voting common stock, 40% of BSI's outstanding common stock.


Liquidity And Capital Resources At June 30, 1997

At June 30, 1997, the Company's principal sources of liquidity included $197,734 of cash and investments and two unsecured $10,000 and $20,000 revolving lines of credit, which expire in February 1999 and March, 1998.

The decrease in cash equivalents of $155,808 for fiscal year 1997 was principally due to $508,718 of purchase of property and equipment, $254,928 of repayment on notes payable and capital leases, and $1,337,563 of cash used in operating activities, which was not fully offset by gross cash generated from financing activities of $1,945,401.

The net cash used in operating activities for fiscal year 1997 of $1,372,562, was primarily due to research and development expense incurred for the development of the software product licensed to BSI at December 31, 1996 (see
Part I - Item 1. History and Organization - IBS Transaction). Development costs were also incurred for the Internet audio products and FFD products (see Part I
- Item 1. Description of Current and Developing Products).

Net cash used in investing activities of $508,718 for fiscal year 1997 related primarily to expenditures for purchase of furniture, fixture and equipment. Financing activities provided a net amount of $1,690,473 for fiscal year 1997, primarily due to $1,071,489 of proceeds from senior notes, issuance of common and preferred stock under Reg D and Reg S, less $235,534 of repayment of notes payable and $19,394 of payment on capital leases.

At June 30, 1997, the Company's accumulated deficit was $6,709,227 and its working capital deficit was $1,965,496. The Company has not been able to generate any operating profit since inception, and is attempting to raise additional funds as described in Part II - Item 7 - Consolidated Financial
Statements - Notes 1 and 13. However, if the Company is unable to raise additional funds, it may not have the financial resouces to continue as a going concern and may be forced to seek protection from its creditors under Chapter 11 of the bankruptcy code. The financial statements do not contain any adjustments that may be needed if the Company is unable to continue as a going concern.

Results Of Operations:  June 30, 1997 Compared to June 30, 1996

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from the Company's consolidated statements of income:


                                                  Year Ended June 30,
                                                --------------------
                                                1997           1996
                                                -----          -----
Revenues                                        100.0%         100.0%
Cost of sales                                    59.8%          83.9%
                                                -----          -----
    Gross profit                                 40.2%          16.1%
Operating expenses:
    Research and development                     26.7%           0.0%
    Sales and marketing                          24.9%          39.3%
    General and administrative                   96.8%          21.0%
                                                -----          -----
    Total operating  expenses                   148.4%          60.2%
                                                -----          -----
    Loss from operations                       -108.2%         -44.1%
                                                -----          -----
    Interest expenses                            -3.8%          -1.4%
                                                -----          -----
    Income before income taxes                 -112.0%         -45.5%
    Provision for income taxes                    0.1%           0.1%
                                                -----          -----
    Net Loss                                   -112.0%         -45.4%
                                                =====          =====

Net Sales for 1997 increased 50% to $3,807,370 as compared to $2,536,258 in 1996. Increases in revenue are attributed to increases in network access and usage fees associated with a larger installed base and the addition of web development and hosting revenues associated with the acquisition of IBS. The equipment component of revenue declined in the period ended June 30, 1997 due to unavailability of inventory for shipment due to vendor credit restrictions, and comparison to unusually high equipment sales in the comparable period of the prior year which resulted from equipment promotions.

Gross Profit increased to $1,530,251 or 40.2% of sales, in the period ended June 30, 1997 compared to $409,517, or 16.1% of sales in the period ended June 30, 1996. Increases in gross profit as a percentage of sales are attributed to growth in usage revenues, which carry a higher profit margin, and the addition of web development and hosting revenues, which carry a high profit margin.

Operating expenses (including Research & Development, Sales & Marketing, and General & Administrative) increased to $5,650,349 in 1997 compared to $1,527,998 in 1996. The Company incurred $1,017,000 of research and development expense during fiscal year 1997. Operating expenses for 1997 also included $2,534,000 of additional non-recurring and corporate costs which represent amortization of goodwill, non-recurring legal and accounting costs associated with the BSI transaction, the filing of a Form 10-SB registration statement with the SEC, the Company's initial three-year audit, amortization of the Company's investor relations consulting agreement, and costs associated with being a public company that were not incurred in the prior fiscal year. With these items excluded, operating expenses were $2,099,349 for 1997, representing a 37% increase over $1,527,998 in the comparable period of the prior year. This increase is consistent with the necessary addition of infrastructure associated with the Company's increase in sales.

Other expenses increased to $146,185 in the period ended June 30, 1997 compared to $34,322 in the last fiscal year. The increase in other expenses was due to increases in interest expense and amortization of debt issuance costs and note discounts associated with the Senior Secured Notes (see Notes 5 and 9 of the Consolidated Financial Statements).

For fiscal year 1997, the Company incurred a net loss of $4,269,549 or ($0.86) per share based on a weighted average of 4,967,539 shares outstanding, compared with a net loss of $1,154,403, or ($0.36) per share based on a weighted average of 3,181,350 shares outstanding in the prior year.


ITEM 7    FINANCIAL STATEMENTS


The 1997 Consolidated Financial Statements are unaudited except for those portions attributable to FY 1996 and June 30, 1996. This Annual Report on Form 10-KSB will be amended to include audited financial statements, in accordance with the Securities Exchange Act of 1934, as soon as is practical


The following financial statements are attached to this report and filed as part thereof;

1)   Table of Contents

2)   Consolidated Balance Sheet, June 30, 1997;

3) Consolidated Statements of Operations for the years ended June 30, 1997, and 1996;

4) Consolidated Statements of Stockholders Equity (Deficit) for the years ended June 30, 1997, and 1996;

5) Consolidated Statements of Cash Flows for the years ended June 30, 1997, and 1996; and

6)   Notes to Consolidated Financial Statements.


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


There have been no changes in or disagreements with the Company's accountants regarding accounting and financial disclosure.


                                    PART III


ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


The following sets forth the names, ages and current positions with the Company held by Directors, Executive Officers and Significant Employees, together with the year such positions were assumed. Tom Kobayashi, the Chairman and Chief Executive Officer, and David Gustafson, President and Chief Operating Officer, are brothers-in law. Other than as described in the preceding sentence, there is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.

Tom Kobayashi, age 68, has served as the Chairman of the Board of Directors and a Director of the Company since 1992 and as Chief Executive Officer from 1992 to present. From 1986 to 1993, he was Vice President and General Manager of Skywalker Sound division of LucasArts. During his tenure at Skywalker, the sending of digital audio over fiber optic telephone lines was developed and the idea for an entertainment digital network was formulated. In 1992, with George Lucas's approval, Mr. Kobayashi utilized the technology first developed at Skywalker to found EDN. Previously, he was with Glen Glenn Sound, a major sound recording studio in Hollywood. He began with Glen Glenn in 1964 as Vice
President of Finance, later served as Vice President of Business Affairs and Executive Vice President and in 1983 was appointed President and Chief Operating Officer. Mr. Kobayashi is a member of the American Engineering Society, the Society of Motion Picture and Television Engineers, the Society of Professional Audio Recording Studios (of which he has been a member of the Board of Governors for over seven years), the Academy of Motion Picture Arts and Sciences and the Academy of Television Arts and Sciences. Mr. Kobayashi earned a Bachelor of Science degree at the University of Southern California.

David Gustafson, age 50, has served as the President and Chief Operating Officer of the Company from March 1996 to present, and as Vice President, Marketing and Sales, from July 1992 to March 1996. He has served as a Director of the Company since 1992. Previously, he was President and Chief Operating Officer of SLT, Inc., a private New York-based apparel manufacturer; Corporate Vice President and Director of Wacoal America, Inc., a $35 million division of the $1 billion Wacoal Corp., a multi-national consumer products company based in Kyoto, Japan, where his responsibilities included Merchandising and Design, Sales, Marketing and Advertising; Vice President of Marketing and Merchandising for the Olga Company; Management Information Systems Consultant with Deloitte, Haskins & Sells in Los Angeles; and a computer Systems Engineer and Manager at EDS Corp., working in New York, Miami and Dallas. Mr. Gustafson received his Bachelor's degree from Westmont College in Santa Barbara, California and further training in Marketing and Executive Management from the graduate business schools at both the University of California, Los Angeles and the University of Southern California.

Thomas Scott, age 53, has served as the Vice President-Chief Technology Officer of the Company since 1992. From 1985 to 1992, he was Chief Engineer for Skywalker Sound, the post production division of LucasArts/Lucasfilm Ltd. Previously, he was Chief Engineer of The Record Plant and eventually worked in film sound on the picture Apocalypse Now. Mr. Scott has been involved with motion pictures since then, being employed at American Zoetrope, Dolby Laboratories and LucasArts as Director of Engineering. During this period Mr. Scott received two Oscar Academy Awards for Best Sound on the films The Right Stuff and Amadeus. His last LucasArts project was the supervision of the EditDroid and SoundDroid--revolutionary computer-based picture and sound editing equipment. Previously, he was Chief Engineer and Director of Remote Operations at Wally Heider Recording, one of the first independent recording studios, and an engineer with the Peace Corps in Venezuela. Mr. Scott is active in numerous professional organizations and standards committees, including the American Engineering Society, Society of Motion Picture and Television Engineers, the Society of Professional Audio Recording Studios, the National Academy of Recording Arts and Sciences and the Academy of Motion Picture Arts and Sciences. Mr. Scott earned his Bachelor of Science degree from the Massachusetts Institute of Technology.

Alan K. Geddes, age 47, has served as Vice President Finance and Chief Financial Officer of the Company since July, 1996. From 1986 to 1996, he was the Chief Financial Officer of IMAR Corporation and Oncogenetics, Inc., both emerging companies in medical technology, in addition to founding his own company, California Pacific Leasing, Inc. Previously, he served in corporate management at Bio-Rad Laboratories, as Corporate Controller at Fiberplastics, Inc., was a Financial Analyst with Litton Industries and a Plant Controller with Abbott Laboratories. Mr. Geddes has a Masters in Business Administration in Finance from Utah State University.

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

Avi A. Fogel, age 42, has served as a Director of the Company since 1995. In 1996 Mr. Fogel founded CommHome Systems Corporation, where he serves as Chief Executive Officer. From 1995 to December, 1996, he had been the Vice President of Global Marketing for Digital Equipment Corporation in the Network Division. From 1987 to 1995, he served in various roles at Lannet Data Communications, first as Sales and Marketing Manager, then as President and Chief Executive Officer of

Lannet North America and finally as Executive Vice President - Global Marketing and Business Development, where he guided the development of international and North American sales and marketing organizations, and established customer and partnership relationships with Wellfleet Communications, AT&T, Mitel, Data General, Fore Systems, Swiss Bank Corp., Sprint and General Motors. Mr. Fogel initiated a $330 million acquisition of Lannet Data Communications by Madge Networks.

Charles Clark, age 42, has served as a Director of the Company since July 1997. Currently he is senior partner of Private Client Group, formed in 1991, which works in concert with consulting groups assisting companies in corporate finance and corporate reorganizations. From 1991 to 1995, he worked for Dean Witter as an account executive. From 1980 to 1990, he worked as agency-based journalist in Paris and New York, and as a free-lance producer of television documentaries and news related pieces on social issues.

The directors named above have been elected for one-year terms. On January 29, 1997, the Board of Directors removed Christopher Desmond for failure to attend to his duties as a director. The following directors resigned as of the noted dates; Bert Berdis on March 18, 1997, Trevor Stout on June 12, 1997, John C. Kraft on June 19, 1997, Phil Ramone on June 26, 1997 and Charles E. Erickson, (who served for 60 days) on June 7, 1997.

Employment contracts


The Company maintains  employment contracts with key management and employees as
listed  below.  All  referenced  contracts  contain  identical   non-competition
provisions:

Name, Title                                 Date of Agreement          Expiration Date
-----------                                 -----------------          ---------------
Tom Kobayashi, Chairman and CEO             September 1, 1995          December 31, 2000
David Gustafson, President & COO            September 1, 1995          December 31, 2000
Alan Geddes, Vice President & CFO           July 3, 1996               June 30, 1998
Mark Wallin, President COO (IBS)            February 28, 1997          January 31, 2000
Jeff Dobkins, VP Sales (IBS)                February 28, 1997          January 31, 2000
Thomas A. Scott, VP Engineering             July 7, 1997               December 31, 2000

Each contract provides that for the designated period following the date of the employment agreement, the employee will not, directly or indirectly, within any county, city or part thereof and other areas in the United States of America (collectively, the "Locations"), so long as the Company continues to be engaged in the same or similar business or activity (the "Business") in such Location:
(i) own, manage, operate, control, or be connected in any manner with the ownership, management, operation or control of any person or entity that engages in the same or similar type of Business as the Business or engages in a business competitive with the Business (a "Competitive Business"), which includes but is not limited to, acting as a director, officer, agent, employee, consultant, partner or stockholder of a Competitive Business; (ii) engage in any activity which is the same as, similar to or in competition with the Business; (iii) interfere with, disrupt or attempt to disrupt the business relationship, contractual, employment or otherwise, between the Company and any customer or prospective customer, supplier, lessee or employee of the Company, including without limitation the customers and suppliers of the Business prior to the date of the employment agreement; (iv) solicit employment for or of employees of the Company or induce any employee to leave the employ of the Company; (v) lend or allow his name or reputation to be used by or in connection with any Competitive Business; or (vi) otherwise allow his skill, knowledge or experience to be used in or by any Competitive Business. Each employment agreement provides that the employee may invest in up to 5% of the shares of any public corporation without violating the non-competition provisions, and that such non-competition provisions will survive the termination of the employment agreement, other than where (a) the employee exercises his right to terminate the employment agreement upon a sale or transfer of substantially all of the assets of the Company, or a change in control of the Company, (b) when the Company exercises its right to terminate the employment agreement upon 30 days written notice, or (c) the Company breaches the employment agreement and fails to cure such breach within thirty (30) days of receipt of written notice thereof. A court applying California law may decline to enforce (or may partially enforce) these non-competition provisions.


Compliance with section 16(a) of the exchange act

Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission and the NASDAQ stock market. Specific due dates for these reports have been established and the Company is required to disclose in this report any failure to file by these dates during the preceding fiscal year. All of these filing requirements were satisfied by its Officers and Directors and ten percent (10%) holders, except the following: subsequent to the end of the fiscal year, Charles Clark, a Director, and John Wampler, a 10% holder by definition of Section 16, failed to file with the Commission, on a timely basis, an Initial Statement of Beneficial Ownership of Securities on Form
3. Additionally, Mr. Clark may have failed to file on a timely basis subsequent Statements of Changes in Beneficial Ownership on Form 4. In making these statements, the Company has relied on the representation of its Directors and Officers or copies of the reports that they have filed with the Commission.


ITEM 10   EXECUTIVE COMPENSATION

The following table sets forth information concerning all annual compensation paid to the Company's Chief Executive Officer and each of the four highest paid persons other than the Chief Executive Officer who were officers or directors of the Company for the fiscal year ended June 30, 1997:

                            Capacities in
    Name of individual      which remunera-                    Aggregate
    or identity of group    tion was received                  remuneration

    Tom Kobayashi           Chairman and Chief                 $132,000(1)
                            Executive Officer and
                            Director

    David Gustafson         President and Chief                $139,000(2)
                            Operating Officer and
                            Director

    Jeffrey Dobkins         Vice President of Sales            $100,000(3)
                            (IBS)

    Alan Geddes             Vice President Finance and         $ 94,000(4)
                            Chief Financial Officer

    Tom Scott               Vice President and                 $ 91,000(5)
                            Chief Technical Officer

    Total of above                                             $556,000
-----------

(1) Mr. Kobayashi has an Employment Agreement with the Company which provides for a five-year term expiring December 31, 2000, with a base salary of $10,416 per month from September 1, 1995 to February 28, 1996, with an increase to "market rate" at March 1, 1996 and every year thereafter. FY 1997 compensation includes $8,400 of deferred payroll.

(2) Mr. Gustafson has an Employment Agreement with the Company which provides for a five-year term expiring December 31, 2000, with a base salary of $10,416 per month from September 1, 1995 to February 28, 1996, with an increase to "market rate" at March 1, 1996 and every year thereafter. FY 1997 compensation includes $8,400 of deferred payroll.

(3) Mr. Dobkins has an Employment Agreement with the Company which provides for a three-year term expiring January 31, 2000, with a base salary of $5,833 per month plus commissions.

(4) Mr. Geddes has an Employment Agreement with the Company which provides for a two-year term expiring June 30, 1998, with a base salary of $8,333 per month beginning July 1, 1996, increasing to $9,167 per month on January 1, 1997, and $10,416 per month on July 1, 1997. FY 1997 compensation includes $9,800 of deferred payroll.

(5) Mr. Scott has an Employment Agreement with the Company which provides for a three-and-one-half-year term expiring December 31, 2000, with a base salary of $7,500 per month. FY 1997 compensation includes $7,100 of deferred payroll.

Directors of the Company do not receive any compensation for their services as directors other than reimbursement by the Company of reasonable out-of-pocket travel expenses incurred in connection with attending director meetings in person.


Stock options

The Company maintains a nonstatutory stock option plan entitled The 1995-1996 Nonstatutory Stock Option Plan (the "NSO Plan"). The NSO Plan is administered by a committee appointed by the board of directors, consisting of two members. The NSO Plan reserves a total of 565,000 shares of Common Stock for option grants to key employees and consultants (including directors) of the Company and its subsidiaries and provides that the option price may be equal to or less than the fair market value of the Common Stock on the grant date, provided, however, in the event that the option price is less than 85% of the then current market value of the Common Stock, the Board of Directors must approve such option grant. In addition, the NSO Plan provides that no option period exceed five (5) years after the grant date. As of June 30, 1997, options to purchase 459,550 shares of Common Stock had been issued under the NSO Plan. The NSO Plan was approved by the Board of Directors on November 10, 1995. In addition, in connection with the merger with AP, non-qualified options to purchase an aggregate of 263,420 shares of EDN common stock at an exercise price of $.10 per share issued under EDN's 1993 Flexible Stock Incentive Plan (the "EDN Option Plan") were converted into options to purchase an aggregate of 230,479 shares of Common Stock at an exercise price of $.11 per share, which options are fully vested. Other than as discussed herein, the Company does not have any pension, profit-sharing, stock bonus, or other benefit plans. In addition, the Company makes available certain non-monetary benefits to its executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance. The Company considers such benefits to be ordinary and incidental business costs and expenses.

The following table sets forth certain information concerning the granting of stock options during the last completed fiscal year to each of the named executive officers:


                        Number of     % of Total
                        Securities    Options
                        Underlying    Granted to
                        Options       Employees       Exercise
Name                    Granted (#)   in Fiscal Year  Price      Expiration Date
----                    -----------   --------------  -----      ---------------
Tom Kobayashi            72,413         23.4%         $1.25       12/31/02

David Gustafson          72,412         23.4%         $1.25       12/31/02

Alan Geddes              50,000         16.1%         $1.25        6/30/02

Mark Wallin              50,000         16.1%         $1.25        6/30/02

Jeffrey Dobkins          40,000         12.9%         $1.25        6/30/02
                        -------         ----

       Total            284,825
                        -------


There were no options exercised during the fiscal year.


ITEM 11   SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

The following table sets forth information, as of October 10, 1997, regarding shares of Common Stock (a) held of record and (b) that the named owner has the right to acquire within sixty days from options, warrants, rights, conversion privilege or similar obligations by: (i) officers or directors of the Company;
(ii) all officers and directors as a group; and (iii) each shareholder who owns more than 5% of any class of the Company's securities, including those shares
subject  to  outstanding  options  and  warrants.   Unless
expressly indicated otherwise, each shareholder exercises sole voting and investment power with respect to the shares owned.

                                                  Amount Owned or
  Title         Name and Address                  Right to Acquire  Percent
  of Class      of Owner                          Within 60 Days    of Class (1)

  Common        Tom Kobayashi                     461,614(2)           5.87%
                One Union Street
                San Francisco, CA  94111

  Common        David Gustafson                   237,821(3)           3.03%
                One Union Street
                San Francisco, CA  94111

  Common        Tom Scott                         172,802(4)           2.20%
                One Union Street
                San Francisco, CA  94111

  Common        Alan Geddes                        33,300(5)           0.42%
                One Union Street
                San Francisco, CA  94111

  Common        Robert Wussler                     50,000(6)           0.64%
                One Union Street
                San Francisco, CA  94111

  Common        Avi Fogel                          50,000(6)           0.64%
                One Union Street
                San Francisco, CA  94111

  Common        Charles Clark                     400,000              5.09%
                One Union Street
                San Francisco, CA  94111

  Common        Liviakis Financial              1,405,537             17.89%
                Communications, Inc.
                2118 "P" Street, Suite C
                Sacramento, CA  95816

  Common        T Bar W Ranch Investments       1,476,000(7)          18.78%
                101 E Brand
                Mineola, TX 75773

  Common        All officers and
                directors as a group (3)        1,405,537             17.89%


  Series A      Corner Bank Ltd.                      150(8)         100.00%
  Preferred     via Canova 16
                P.O. Box 2835-6901
                Lugano, Switzerland
-----------

(1) Based upon 7,858,465 shares of Common Stock and 150 shares of Series A Preferred Stock issued and outstanding on October 10, 1997.

(2)  Includes right to acquire 36,566 shares within 60 days from options.

(3)  Includes right to acquire 102,060 shares within 60 days from options.

(4)  Includes right to acquire 7,917 shares within 60 days from options.

(5)  Includes right to acquire 33,300 shares within 60 days from options.

(6)  Includes right to acquire 50,000 shares within 60 days from options.

(7)  Includes right to acquire 738,000 shares within 60 days from warrants.

(8)  Includes right to acquire 150,000 shares within 60 days upon conversion.


ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Investment Banking and Brokerage Services

All of the agreements described below were negotiated with unrelated third parties on an arms-length basis.

Century Financial Partners, Inc. Pursuant to a Consulting Agreement, dated July 31, 1995, between EDN and Century, EDN hired Century to advise EDN with respect to a merger of EDN with an entity whose securities were publicly traded. Such consulting agreement granted Century the exclusive right to represent EDN, on a best efforts basis, to prospective investors for financing and general corporate advisory services for a period of three years, and a right of first refusal to provide investment banking services for a period of three years. Century advised the Company with respect to the transaction with AP (see "Part I - Item 1. Description of Business - History and Organization - Merger with AP Office Equipment"). Century has verbally consented to the Company's agreements with Morgan Fuller and others (described below). As payment for Century's services, the Century consulting agreement provided that EDN would grant to Mr. Onggara, an investor in Century, and a shareholder of the Company holding an aggregate of 100,000 shares of Common Stock, an option to purchase 1,000,000 shares of the common stock of any publicly traded entity into which EDN would merge, at $1.25 per share, which option shares would be registered "immediately" by EDN with the SEC on Form S-8. Management does not believe that such a registration is legally possible due to the fact that Mr. Onggara is not an employee of the Company. Subsequent to June 30, 1997, the Company provided warrants for 1,000,000 shares of the Company's common stock at $1.25 per share as part of a negotiated settlement of Mr. Onggara's outstanding loan to the Company of $340,000 (see Short-Term Loans from Officers, Directors and Shareholders; Guarantee of Lease below). When Mr. Onggara has received this stock issue and the warrants, and assuming the exercise of those warrants (though the warrants are divisible and transferable), he may become a shareholder holding more than ten percent of the outstanding Common Stock.

Liviakis Financial Communications, Inc. Pursuant to a Consulting Agreement, dated as of January 12, 1996, between the Company and Liviakis, Liviakis agreed to provide public relations consulting services to the Company for a term of one year ending on January 11, 1997. As payment for its services, Liviakis received 390,000 unregistered shares of Common Stock from the Company. At the end of the term of the consulting agreement, Liviakis may demand that the Company use its best efforts to register such shares with the Securities and Exchange Commission (the "SEC"). Pursuant to an additional Consulting Agreement effective as of January 12, 1997, between the Company and Liviakis, Liviakis agreed to provide consulting services to the Company for a term of one year ending on January 2, 1998. As payment for its services, Liviakis received 490,000 unregistered shares of Common Stock from the Company. At the end of the term of the consulting agreement, Liviakis shall have the same demand registration rights to register such shares with the SEC as given to investors in the December 1996 Private Placement as defined in Part II - Item 5. Market For The Registrant's Common Stock And Related Stockholder Matters - Recent Sales of Unregistered Securities. Private Placement of Common Stock.

Subsequent to June 30, 1997 Liviakis resigned as EDnet's investor public relations consultant.

Morgan Fuller Capital Group L.L.C. Pursuant to engagement letters dated May 20, June 25, June 28, June 28, November 19 and November 21, 1996, the Company retained Morgan Fuller to provide investment banking services to, and raise capital for, the Company. As discussed more fully in "Part II - Item 5. Market For The Registrant's Common Stock And Related Stockholder Matters - Recent Sales of Unregistered Securities", as of October 10, 1997, the Company had: (i) granted Morgan Fuller 250,000 Warrants at an exercise price of $6.37 per share for general investment advisory services; (ii) delivered the Senior Secured Notes (as defined) payable to Morgan Fuller in the aggregate principal amount of $1,000,000; (iii) paid Morgan Fuller a loan fee of five percent (5%) of the amount of the Senior Secured Notes; and (iv) granted Morgan Fuller 39,255 warrants to purchase Common Stock ("Warrants") at an exercise price of $4.25 and 45,205 Warrants at an exercise price of $3.69 in connection with the sale of Participations (as defined). The June 28, 1996 engagement letter provides that in the event that the Company fails to proceed with a subsequent Regulation S financing, the Company is obligated to pay to Morgan Fuller a cash fee of $140,000 and $200,000 in aggregate amount of Warrants at an exercise price equal to the lesser of: (i) $3.00; or (ii) sixty percent (60%) of the average closing bid price of the Common Stock during a consecutive ten (10) day period immediately preceding the issuance date of the Warrants. Because the Company has engaged another broker in connection with such an offering (see "NET Financial International, Ltd." below), the Company has had oral discussions with Morgan Fuller regarding Morgan Fuller's waiver of this provision. In connection with the extension of the Participations, the Company agreed to pay to Morgan Fuller a cash fee of one and one-half percent (1.5%) of the amount of the Senior Secured Notes and granted Morgan Fuller 55,970 three-year Warrants with an exercise price of $2.68. In connection with a Loan Modification Agreement effective June 30, 1997 (see "Part II Item 5 Market for the Registrant's Common Stock and Related Stockholder Matters Recent Sale of Unregistered Securities - Private Placement of Note Participations") the Company amended its agreement with Morgan Fuller and agreed to re-price the Morgan Fuller warrants to $1.50.

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

Subsequent to June 30, 1997, the Company terminated this agreement by giving LBC ten days written notice.

NET Financial International, Ltd. On January 31, 1997, the Company entered into a Consulting Agreement with NET Financial International, Ltd. ("NET Financial"), pursuant to which NET Financial agreed to act as placement agent for the sale of up to $5,000,000 of EDnet Series A Convertible Preferred Stock (the "EDnet Series A Preferred Shares") to non-United States persons in one or more offerings exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated under the Securities Act in two phases, with the first phase commenced on February 3, 1997. For a description of this offering, see "Part II - Item 5. Recent Sales of Unregistered Securities - Private Placement of EDnet Series A Preferred Shares" below. The Company agreed to pay NET Financial fees equal to 10% of the total capital raised in the financing as well as issuing to it a warrant (with registration rights) exercisable for two years allowing the purchase of shares of Common Stock with a value on the date of the closing equal to 6% of the capital raised in the financing, at an exercise price equal to the closing bid price of the Common Stock on the date of the closing of the financing. The NET Financial consulting agreement has a term of three months and thereafter is terminable by either party upon ten days prior written notice. In addition, in the event that the Company seeks additional financing during the twelve month period after the execution of the NET Financial consulting agreement, the Company must give NET Financial the right of first refusal to obtain such additional financing, upon the compensation terms described above.

Subsequent to June 30, 1997, the Company terminated this agreement by giving NET Financial ten days written notice.

Consulting Agreement with Charles W. Clark. On June 30, 1997, the Company entered into a consulting agreement with Mr. Clark, pursuant to which Mr. Clark agreed to serve the Company in advising and assisting in the structuring of debt and liabilities, joint venture, acquisitions or merger partners, business development and developing long term financial plans. The Company has agreed to pay Mr. Clark for re-structuring and re-organizing the Company's senior notes and debts on the Company's balance sheet four hundred thousand (400,000) shares of Common Stock. These shares were issued to Mr. Clark and registered with the Securities and Exchange Commission under Form S-8 registration on July 25, 1997. The term of the Agreement is for five (5) years and can be terminated by either party with a thirty (30) day written notice under certain conditions.


Short-Term Loans from Officers, Directors and Shareholders; Guaranty of Lease

Several of the officers and directors of the Company have made short term loans to the Company pursuant to promissory notes each providing for maturity ninety days after the date thereof and simple interest of 6% on unpaid principal. Such promissory notes are overdue. Mr. Kobayashi made loans in the aggregate amount of $36,000, as evidenced by promissory notes dated from June 11, 1993 to February 10, 1994. As of June 30, 1997, 1997, unpaid principal (excluding interest) of $24,000 was due on Mr. Kobayashi's notes. Mr. Scott, the Vice
President and Chief Technical Officer of the Company, made loans in the aggregate amount of $43,050, as evidenced by promissory notes dated from August 6, 1993 to June 12, 1995. As of June 30, 1997, unpaid principal (excluding interest) of $16,550 was due on Mr. Scott's notes. Each of these individuals has agreed not to declare a default under these notes for an indefinite period and to accept repayment by the Company at a future date.

Mr. Onggara has made three loans to the Company in the aggregate amount of $425,000, pursuant to: (a) a promissory note in the principal amount of $250,000 dated February 8, 1996 with a maturity date of August 8, 1996; (b) a promissory note in the principal amount of $100,000 dated April 18, 1996 with a maturity date of October 18, 1996; and (c) a promissory note in the principal amount of $75,000 dated May 20, 1996 with a maturity date of November 20, 1996. All such promissory notes provide for interest of 7% on unpaid principal and are secured by a subordinate security interest in the accounts receivable, chattel paper, accounts and certain other assets of the Company. In August 1996, the Company made aggregate principal payments of $120,000 to Mr. Onggara on the first note. Mr. Onggara has verbally agreed to extend the maturity date of such notes for an indefinite period and to accept repayment by the Company at a future date, and readvanced $35,000 to the Company under the first note. As of June 30, 1997, unpaid principal (excluding interest) of $340,000 was due on Mr. Onggara's loans.

Subsequent to June 30, 1997, an agreement was reached with Mr. Onggara whereby the $340,000 loan plus accrued interest of $35,000 was converted to shares of the Company's Common Stock at $.375 per share, resulting in 1,000,000 shares. EDnet addressed an unresolved commitment of options by issuing 1,000,000 warrants priced at $1.25 each (see Part II - Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters - Recent Sale of Unregistered Securities - Onggara Option). The warrants are convertible over 3 years and are transferable and divisible.

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


ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.       Type of Exhibit
-----------       ---------------
(2)      (a) Articles of Incorporation, as amended. PREVIOUSLY FILED.

         (b) Bylaws, as amended. PREVIOUSLY FILED.

         (c) Certificate of Designation, filed with the Colorado Secretary of State on February 2, 1997. PREVIOUSLY FILED.

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

         PREVIOUSLY FILED.

         (d) Amendment No. 1 to Senior Secured Promissory Notes, dated as of November 15, 1996, executed by the Company and Fuller Capital Group L.L.C. PREVIOUSLY FILED.

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

         (i) Breakthrough Software, Inc. Convertible Promissory Note dated January 31, 1997 in the principal amount not to exceed $250,000 payable to the Company. PREVIOUSLY FILED.

         6        Material Contracts

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

         (i) Form of Entertainment Digital Network Nonqualified Stock Option Agreement. PREVIOUSLY FILED.

         (j) Form of Entertainment Digital Network Stock Purchase Warrant. PREVIOUSLY FILED.

         (k)      Form of EDnet, Inc. Warrant. PREVIOUSLY FILED.

         (l)      Consulting  Agreement,  dated as of January 12, 1996,  between
                  the  Company  and  Liviakis  Financial  Communications,   Inc.
                  PREVIOUSLY FILED.

         (m)      Consulting Agreement, effective as of January 12, 1997 between
                  the  Company  and  Liviakis  Financial  Communications,   Inc.
                  PREVIOUSLY FILED.

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

         (p) Engagement letter dated June 25, 1996 between the Company and Morgan Fuller Capital Group L.L.C. PREVIOUSLY FILED.

         (q) Engagement letter dated June 28, 1996 between the Company and Morgan Fuller Capital Group L.L.C. PREVIOUSLY FILED.

         (r) Engagement letter dated June 28, 1996 between the Company and Morgan Fuller Capital Group L.L.C. PREVIOUSLY FILED.

         (s) Engagement letter dated October 17, 1996 between the Company and LBC Capital Resources, Inc. PREVIOUSLY FILED.

         (t) Form of Subscription, Representation and Securities Transfer Restriction Agreement between the Company and investors in Units. PREVIOUSLY FILED.

         (u) Engagement letter dated November 19, 1996 between the Company and Morgan Fuller Capital Group L.L.C. PREVIOUSLY FILED.

         (v) Engagement letter dated November 21, 1996 between the Company and Morgan Fuller Capital Group L.L.C. PREVIOUSLY FILED.

         (w) Consulting Agreement dated January 31, 1997 between the Company and Net Financial International, Ltd. PREVIOUSLY FILED.

         (x) Form of Subscription, Representation and Securities Transfer Restriction Agreement between Morgan Fuller Capital Group L.L.C. and investors in Participations. PREVIOUSLY FILED.

         (y) Form of Subscription, Representation and Securities Transfer Restriction Agreement between the Company and investors in Common Stock. PREVIOUSLY FILED.

         (z) Form of Subscription, Representation and Securities Transfer Restriction Agreement between the Company and investors in EDnet Series A Preferred Shares. PREVIOUSLY FILED.

         (aa) Amendment No. 1 to the Agreement and Plan of Reorganization by and among EDnet, Inc., EDN Sub, Inc. and Internet Worldwide Business Solutions, dated as of September 13, 1996. PREVIOUSLY FILED.

         (ab) Amendment No. 2 to the Agreement and Plan of Reorganization by and among EDnet, Inc., EDN Sub, Inc. and Internet Worldwide Business Solutions, dated as of January 31, 1997. PREVIOUSLY FILED.

         (ac) Breakthrough Software, Inc. Stock Purchase Agreement by and among Breakthrough Software, Inc. and EDnet, Inc., dated as of January 31, 1997. PREVIOUSLY FILED.

         (ad) Technology License Agreement by and among Internet Worldwide Business Solutions and Breakthrough Software, Inc., dated as of January 31, 1997. PREVIOUSLY FILED.

         (ae) Form of Consulting Agreement by and among EDnet, Inc. and each of Randall Schmitz and Trevor Stout, dated as of January 31, 1997. PREVIOUSLY FILED.

(27)     Financial Data Schedule. FILED HEREWITH.

                                   SIGNATURES

     In accordance with the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            EDnet, INC.

                                                            (Registrant)



Date:    October 15, 1997                            By: /s/Tom Kobayashi
                                                         -----------------------
                                                         Tom Kobayashi,
                                                         Chairman
                                                         Chief Executive Officer


     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:    October 15, 1997                            By: /s/Tom Kobayashi
                                                         -----------------------
                                                         Tom Kobayashi,
                                                         Chairman
                                                         Chief Executive Officer


Date:    October 15, 1997                            By: /s/David Gustafson
                                                         -----------------------
                                                         David Gustafson,
                                                         President
                                                         Chief Operating Officer

                                  EDNET, INC.

                               ------------------



                       CONSOLIDATED FINANCIAL STATEMENTS

                        as of June 30, 1997 and for the

                       years ended June 30, 1996 and 1997

                                  EDNET, INC.

                               ------------------



                                    CONTENTS


                                                                           Page
                                                                           ----
Consolidated Balance Sheet                                                  3


Consolidated Statements of Operations                                       4


Consolidated Statements of Stockholders' Equity                             5


Consolidated Statements of Cash Flows                                       6


Notes to Consolidated Financial Statements                                  7-19

                                                            EDnet, Inc.
                                                    CONSOLIDATED BALANCE SHEETS
                                               As of June 30, 1997 and June 30, 1996


                                                               ASSETS
                                                                                                  6/30/97                   6/30/96
                                                                                               ( Unaudited )
                                                                                                -----------------------------------
CURRENT ASSETS
        Cash                                                                                    $    31,067             $   186,875
        Accounts Receivable, net                                                                    445,121                 478,076
        Inventories                                                                                 202,913                 147,409
        Other Current Assets                                                                        193,949                  49,298
                                                                                                -----------------------------------
                TOTAL CURRENT ASSETS                                                                873,050                 861,658

        PROPERTY AND EQUIPMENT, NET                                                                 556,533                 488,943
        GOODWILL, NET                                                                                    (0)              1,088,568
        OTHER ASSETS                                                                                  5,478                  79,342
                                                                                                -----------------------------------
        TOTAL ASSETS                                                                            $ 1,435,061             $ 2,518,511
                                                                                                ===================================

                                           LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
        Accounts payable                                                                        $ 1,648,167             $   659,709
        Accrued expenses                                                                            466,455                 390,002
        Deferred revenue                                                                             69,193                  69,623
        Line of credit                                                                               34,628                  16,638
        Notes payable                                                                               592,286                 990,991
        Current portion of capital lease obligations                                                 27,817                  24,493
                                                                                                -----------------------------------
                TOTAL CURRENT LIABILITIES                                                         2,838,546               2,151,456

LONG TERM LIABILITIES                                                                               770,904                  43,622
                                                                                                -----------------------------------
        TOTAL LIABILITIES                                                                         3,609,450               2,195,078


STOCKHOLDERS' EQUITY (DEFICIT)
        Common stock; par value $.001 per share
        Authorized 50,000,000 shares, 5,720,465 and
        4,468,322 shares issued and outstanding as of
        June 30, 1997 and June 30,1996 respectively                                                   5,720                   4,468

        Preferred Stock; par value $1,000 per share
        Authorized 1,750 shares, 150 shares issued and
        outstanding as of June 30, 1997                                                             117,541                    --

        Common stock warrants                                                                          --
        Capital paid in excess of par value of common stock                                       4,411,577               2,758,644

        Accumulated Deficit                                                                      (6,709,227)             (2,439,679)
                                                                                                -----------------------------------
        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                     (2,174,389)                323,433

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                    $ 1,435,061             $ 2,518,511
                                                                                                ===================================

                      The accompanying notes are an integral part of these consolidated financial statements.

                                  EDnet, Inc.
                       CONSOLIDATED STATEMENTS OF INCOME
                For the Twelve Months ended June 30, 1997 & 1996

                                                        1997            1996
                                                     --------------------------
Revenues:
        Equipment sales and installation             $ 1,010,179    $ 1,713,622
        Site development and services                    869,946           --
        Access, Usage, and Hosting fees                1,799,346        637,262
        Other fees                                       127,899        185,374
                                                     --------------------------
                                                       3,807,370      2,536,258

Cost of sales                                          2,277,119      2,126,741
                                                     --------------------------

        Gross Profit                                   1,530,251        409,517


Research & Development                                 1,017,233           --
Sales and Marketing expenses                             948,548        995,917
General and Administrative expenses                    3,684,568        532,081
                                                     --------------------------
                                                       5,650,349      1,527,998

        Loss from operations                          (4,120,098)    (1,118,481)
                                                     --------------------------

Other income (expense):
        Interest income (expense)                       (145,332)       (34,322)
        Gain (loss) on sales of fixed assets                (853)          --
                                                     --------------------------

        Total other income (expense), net               (146,185)       (34,322)
                                                     --------------------------

        Loss before provision for income taxes        (4,266,283)    (1,152,803)

Income taxes                                               3,266          1,600
                                                     --------------------------

        Net Loss                                     $(4,269,549)   $(1,154,403)
                                                     ==========================

Net Loss Per Common Share                            $     (0.86)   $     (0.36)
                                                     ==========================

Weighted Average Number
        of Shares Outstanding                          4,967,539      3,181,350
                                                     ==========================

   The accompanying notes are an integral part of these consolidated financial statements.

                                                EDnet, Inc.
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                for the years ended June 30, 1997 and 1996

                                                         Common Stock                Preferred Stock
                                                  -----------    -----------    -----------   -----------
                                                    Shares         Amount         Shares         Amount
                                                  -----------    -----------    -----------   -----------
Beginning balance, July 1, 1996                     4,468,322    $     4,468

Share issued under Reg D Offering                     562,143            562

Shares issued under IBS earnout agreement             125,000            125

Shares issued pursuant to consulting agreement        500,000            500

Shares issued under conversion of Viscorp Notes        65,000             65

Shares issued under Reg S Offering                                                      150       117,54

Net loss
                                                  -------------------------------------------------------

Ending balance, June 30, 1997                       5,720,465    $     5,720            150   $   117,541
                                                  =======================================================


                                                Additional
                                                  Paid-In    Accumulated
                                                  Capital      Deficit         Total
                                                -----------   -----------    -----------
Beginning balance, July 1, 1996                 $ 2,758,644   $(2,439,679)   $   323,433

Share issued under Reg D Offering                   755,812                  $   756,374

Shares issued under IBS earnout agreement           195,188                      195,313

Shares issued pursuant to consulting agreement      652,000                      652,500

Shares issued under conversion of Viscorp Notes      49,935                       50,000

Shares issued under Reg S Offering                                               117,541

Net loss                                                       (4,269,549)    (4,269,549)
                                                -----------------------------------------

Ending balance, June 30, 1997                   $ 4,411,578   $(6,709,228)   $(2,174,389)
                                                =========================================

          The accompanying notes are an integral part of these consolidated financial statements.

                                                            EDnet, Inc.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         for the Twelve Months ended June 30, 1997 and 1996

                                                                                                   6/30/97               6/30/96
                                                                                                ( Unaudited )
                                                                                                 ----------------------------------
Cash flows from operating activities:

        Net loss                                                                                 $(4,269,549)           $(1,154,403)

        Adjustments to reconcile net loss to
        cash used in operating activities:

                Depreciation and amortization                                                      1,308,342                136,823
                Increase (decrease) in Provision
                        for doubtful accounts                                                         (2,061)                 6,142
                Noncash compensation expenses                                                        485,833                465,377
                Decrease (increase) in other current assets                                           95,880                (72,844)
                Decrease (increase) in accounts receivable                                            35,016               (163,237)
                Increase in inventory                                                                (55,504)              (147,409)
                Increase in accounts payable
                        and accrued expenses                                                       1,064,910                 77,793
                Decrease in deferred revenue                                                            (430)              (161,078)
                                                                                                 ----------------------------------

                        Net cash used in operating activities                                     (1,337,563)            (1,012,836)
                                                                                                 ----------------------------------

Cash flows from investing activities:

        Purchase of property and Equipment                                                          (508,718)               (81,638)
        Cash from the acquisition of IBS, net of cash paid                                              --                  113,814
                                                                                                 ----------------------------------

                        Net cash used in investing activities                                       (508,718)                32,176
                                                                                                 ----------------------------------

Cash flows from financing activities:

        Repayment on borrowings                                                                     (235,534)              (277,825)
        Proceeds from borrowings                                                                   1,071,489                400,001
        Repayments on capital leases                                                                 (19,394)                (8,577)
        Issuance of shares under Reg D                                                               756,374                997,500
        Issuance of shares under Reg S                                                               117,538                   --
                                                                                                 ----------------------------------

                        Net cash provided by financing activities                                  1,690,473              1,111,099
                                                                                                 ----------------------------------

                                Net increase (decrease) in cash                                     (155,808)               130,439
                                                                                                 ==================================


Cash at beginning of period                                                                          186,875                 56,436
                                                                                                 ----------------------------------

Cash at end of period                                                                            $    31,067            $   186,875
                                                                                                 ==================================

Supplemental disclosure of cash flow information:

        Cash paid during the year for interest                                                        73,432                 24,050

        Cash paid during the year for taxes                                                            3,266                    800

                       The accompanying notes are an integral part of these consolidated financial statements.

                                  EDNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------


1.   The Company:

     Summary of Business:

     EDnet, Inc. (the Company), a Colorado corporation, and its subsidiaries develop and market integrated systems for the delivery, storage, and management of professional-quality digital communications for media-based applications, including audio and video production for the North American entertainment industry. The Company, through strategic alliances with long-distance carriers, regional telephone companies, satellite operators, and independent fiber optic telecommunications providers, has established a worldwide network that enables the exchange of high quality audio, video, multimedia, and data communications. The Company provides engineering services and application-specific technical advice, audio, video, and networking hardware and software as part of its business. Additionally, through one of its wholly owned subsidiaries, the Company provides Internet web site development and hosting service to businesses conducting Internet commerce.

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

     Acquisition of Internet Worldwide Business Solutions:

     On June 24, 1996, the Company acquired all the outstanding shares of common stock of Internet Worldwide Business Solutions (IBS) in a business combination accounted for as a purchase. IBS is primarily an Internet service provider specializing in the development and hosting of web sites. The results of operations of IBS are included in the accompanying financial statements since the date of acquisition. The purchase price of $1,162,568 included 311,284 shares of the Company's common stock, notes payable in the aggregate amount of $500,000 (Note 5) and $40,000 of acquisition related costs. The purchase

                                  EDNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------


     price exceeded the $74,000 estimated fair value of the net tangible assets of IBS by $1,088,568, which was initially reflected as goodwill on the balance sheet and amortized using the straight-line method over a five-year period (see "Goodwill" below).

     In addition, the Company entered into a performance based stock bonus plan to issue up to an aggregate of 500,000 shares of its common stock to the two former owners of IBS, who became employees of the Company. The plan set certain threshold levels for revenue and profit goals to be realized in order for the stock to be issued. This agreement represented an earn-out plan and the fair market value of any additional shares issued would be added to goodwill when and if the goals were met.

     In conjunction with the acquisition, under the terms of its non statutory stock option plan, options to purchase an aggregate of 50,000 shares of common stock of the Company were granted to certain IBS employees at $1.25 per share.

     Had the acquisition occurred on October 1, 1995 (the commencement of operations for IBS), the pro forma statement of operations for the Company for the year ended June 30, 1996 would have been as follows:

                                                      Pro Forma
                                       As Stated     Adjustments     Pro Forma
                                      -----------    -----------    -----------
Revenues                              $ 2,536,258    $   480,030    $ 3,016,288
Cost of sales                               2,126        258,716      2,385,457
                                      -----------    -----------    -----------

Gross profit                              409,517        221,314        630,831

Sales and marketing                           995         64,679      1,060,596
General and administrative                532,081        271,083        803,164
                                      -----------    -----------    -----------

(Loss) income from operations          (1,118,481)    (1,144,488)    (1,232,929)

Other expenses, net                        34,322            832         35,154

(Loss) income before income taxes      (1,152,803)    (1,152,800)    (1,268,083)

Income taxes                                1,600         10,335         11,935
                                      -----------    -----------    -----------

Net (loss) income                     $(1,154,403)   $(1,256,155)   $(1,280,018)
                                      ===========    ===========    ===========

Net (loss) per share                  $     (0.36)                  $     (0.37)
                                      ===========                   ===========

                                  EDNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------


     On December 31, 1996, the Company amended the terms of its previously consummated acquisition of IBS, by dividing IBS into two separate corporations. IBS's Internet service business continues to operate as IBS. IBS licensed to Breakthrough Software, Inc. (BSI) certain software developed by IBS related to development, operation, and maintenance of world-wide web sites, and the Company agreed to lend BSI up to $250,000 (represented by an unsecured note) to be used for specified purposes. The Company retained ownership of 2,000,000 shares of BSI's convertible preferred stock, which represents, after conversion into BSI non-voting common stock, 40% of BSI's outstanding common stock. This investment is accounted for using the cost method of accounting. Also as a part of the amendment, remaining acquisition notes payable from the Company to the founders of IBS in the amount of $250,000 were canceled, and the remaining term of the earn-out stock bonus plan to the founders was canceled. The Company amended its employment contracts with the founders of IBS to terminate on December 31, 1996, and the Company entered into consulting agreements with the IBS founders to provide transition services to IBS for a period of three months commencing December 31, 1996.

     Going Concern:

     The Company and its subsidiaries have not been able to generate any operating profit since inception. Through June 30, 1997, the Company and its subsidiaries have aggregated losses of $6,709,227 and current liabilities exceed current assets by $1,965,496. Subsequent to year end, the Company obtained commitment for additional funding as described in Note 13, but has experienced delays in obtaining the full amount of the funding commitment therein described. Should the Company be unable to raise these or other funds, it may not have the financial resources to continue as a going concern and may be forced to seek protection from its creditors under Chapter 11 of the bankruptcy code. The financial statements do not contain any adjustments that may be needed if the Company is unable to continue as a going concern.

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

                                  EDNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------


     on the relative usage level. Deferred revenues represent billings in excess of revenue recognized.

     Allowance for Doubtful Accounts:

     Bad debts are provided on the allowance method based on historical experience and management's evaluation of outstanding accounts receivable.

     Inventories:

     Inventories are valued at the lower of cost or market with cost being determined on the first- in, first-out basis.

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

     Goodwill:

     The Company evaluates the recovery of its goodwill and other intangible assets by comparing the aggregate estimated cash flows generated by those assets with their carrying value. In June, 1997, the Company recognized that there had been significant changes in technology and business conditions in the Internet website development and hosting business. Considering these changes and the amendment to the acquisition of IBS discussed above, the Company determined that the carrying value of the goodwill related to the IBS acquisition exceeded the aggregate realizable cash flow amount, and, in accordance with SFAS 121 (see below), the Company eliminated the carrying cost of goodwill related to the IBS acquisition.

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

                                  EDNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------


     Loss Per Share:

     Loss per share has been calculated using the weighted average number of shares outstanding for the period, which were 3,181,350 for 1996 and 4,967,539 for 1997. Common stock equivalents (stock options, preferred stock and warrants) have been excluded from the calculation because they are anti-dilutive.

     Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Recent Accounting Pronouncements:

     In March 1995, the Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to Be Disposed Of, (SFAS 121) was issued and is effective for the Company's 1997 fiscal year. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed. The Company adopted this standard during fiscal year 1996 with no impact on the financial statements. During fiscal year 1997, the Company made the adjustments noted above under "Goodwill." The Company's policy related to evaluating long-lived assets is included in the goodwill policy disclosures above.

     During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, which establishes a fair value based method of accounting for stock-based compensation plans. Because the current price of the Company's common stock is significantly below the issuance price and exercise price for the majority of stock options issued by the Company, the fair value impact that the Company's options would have on the financial statements is not material.


3.   Accounts Receivable and Allowance for Doubtful Accounts:

     Accounts receivable at June 30, 1997 comprise the following:

     Current trade                                        $379,529
     Rebillable charges                                     97,467
                                                         ---------
                                                           476,996
     Less allowance for doubtful accounts                  (31,875)
                                                         ---------
     Total                                                $445,121
                                                         =========

                                  EDNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------

     Allowances are made as a percentage of sales adjusted annually based upon review of the individual accounts receivable. Accounts are written off when deemed to be worthless. Total bad debt expense was $6,461 and $272,556 for the years ended June 30, 1996 and 1997, respectively. The June 30, 1997 amount includes 100% provision for a note receivable from Breakthrough Software Inc., in the amount of $250,000.

4.   Property and Equipment:

     Property and equipment are summarized by major category as follows as of June 30, 1997:

     Network and related equipment                             $   962,609
     Furniture and fixtures                                        137,737
     Computer software                                               7,954
     Leasehold improvements                                         26,184
                                                               -----------
                                                                 1,134,484
     Depreciation and amortization                                (577,951)
                                                               -----------
     Net property and equipment                                $   556,533
                                                               ===========

     Depreciation and amortization included in the statements of operations amounted to $136,823 and $187,817 for the years ended June 30, 1996 and 1997, respectively. The Company leases some equipment to customers under terms which are accounted for as operating leases. Under the operating method, rental revenue from leases are recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life.

5.   Notes Payable:

     Notes payable consist of the following as of June 30, 1997:
     Senior  collateralized  promissory  notes (Notes)  payable to Morgan Fuller
     Capital Group L.L.C., with original amounts of $500,000, $200,000 and $300,000 and interest payable quarterly at 14% beginning September 30, 1996. The original due date of the Notes was extended from November 15,




                                  EDNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------


     1996 to February 15, 1997,  when the Notes  converted into a term loan with principal in the amount of $100,000  and  interest at 18% payable  monthly.
     The Company repaid  principal of $100,000 and accrued  interest on February
     15, 1997, but failed to make the March 15, 1997 payment. Effective June 30,
     1997,  accrued  penalties  and interest were  forgiven,  and the Notes were converted to a term loan payable in 60 installments  with accrued  interest
     at  6%  commencing   September  1,  1997  (see  Note  13).  The  notes  are
     collateralized by the Company's assets.                                             900,000

     Notes payable to Mr. Irawan Onggara,  a shareholder and financial  advisor, with  original  amounts of  $250,000,  $100,000,  $75,000 and $20,000 at 7%
     interest,  collateralized  by assets  of the  Company  subordinated  to the senior notes and equipment covered by individual capital leases, due August
     8, 1996, October 18, 1996, and November 20, 1996, respectively. The Company has repaid $90,000 and offset accounts  payable in the amount of $15,000 to
     Mr. Onggara.  The Company had obtained  verbal  agreement to extend the due dates of the notes,  and,  subsequent  to June 30,  1997,  entered  into an agreement  with Mr.  Onggara to convert  the notes to equity (see Note 13).
                                                                                         340,000

     Notes  payable to an officer,  interest at 6% per annum,  uncollateralized.          24,000

     Notes  payable to an officer,  interest  at 6% per annum,  uncollateralized          16,500

     Note  payable to a director,  interest  at 6% per annum,  uncollateralized.          15,000
                                                                                       ---------
                                                                                      $1,295,500
                                                                                       =========


     The notes payable to officers and director are overdue as of October 21, 1996. Each of these individuals has agreed not to declare a default under these notes for an indefinite period and to accept repayment by the Company at a future date.

     The carrying value of these financial instruments approximates fair value due to the relatively short maturity.

6.   Line of Credit:

     The Company has a $10,000 line of credit with a financial institution, of which $9,628 was outstanding as of June 30, 1997. The line of credit bears interest at the institution's monthly periodic rate plus 1.2708% (15.25% as of June 30, 1997) and is payable monthly. The line of credit expires on February 28, 1999.

                                  EDNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------


     The Company's wholly owned subsidiary, IBS, has a $25,000 line of credit with a financial institution, of which $25,000 was outstanding as of June 30, 1996. The line of credit bears interest at the institutions reference rate plus 5.06% (12.56% as of June 30, 1997) and is payable monthly. The line of credit expires on March 8, 1998.

7.   Income Taxes:

     The provision for income taxes consists of federal income taxes and California franchise taxes payable and includes the following:

         Currently payable                    $0.00
         Deferred                               --
                                             --------
         Total provision for income taxes     $0.00
                                             ========

     A reconciliation of the expected and reported provision for income taxes follows:

                                                    For the Years Ended June 30,
                                                    ----------------------------
                                                         1996      1997
                                                         -----    -----
     Benefit expected based on federal statutory rate     34.0%    34.0%
     State taxes, net of federal benefit                   6.1      6.1
     Nondeductible expenses                                0.2      0.1
     Valuation allowance, net                            (40.2)   (40.2)
                                                         -----    -----
                        Net income tax provision           0.1%     0.0%
                                                         =====    =====

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                        Net operating loss carryforwards   $ 4,269,549
                        Property and equipment                  15,000
                        Other, net                               4,000
                        Valuation allowance                 (4,288,549)
                                                           -----------
        Net deferred tax asset                                    --
                                                           ===========

     Due to the uncertainty of realization, a valuation allowance has been provided to eliminate the net deferred tax assets. The increase in the valuation allowance was $3,409,549 in fiscal 1997. The Company has Federal and California loss carryforwards totaling approximately $6.6 million and $3.3 million expiring through 2012 and 2002, respectively,

                                  EDNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------

     that may be offset against future income taxes. The utilization of these net operating loss carryforwards are limited due to a change of ownership as defined in the Internal Revenue Code (see Note 1) in November 1995.

8.   Lease Commitments:

     As of June 30, 1997, the Company leases office space and certain equipment under various noncancelable capital and operating leases. Future minimum lease payments required under the noncancelable leases are as follows:

                                    Operating          Capital
     Year Ending June 30,             Leases           Leases
     ---------------------           --------          -------
         1998                        164,905           35,347
         1999                        119,961           13,824
         2000                         92,994           10,961
         2001                         92,994             --
         Thereafter                  185,988             --
                                    --------          -------
     Total minimum lease payments    856,960           60,132
                                    ========          =======
     Less amount representing interest                  8,743
                                                      -------
     Present value of net minimum lease payments       51,389
     Less current portion                              29,268
                                                      -------
     Long-term portion                                $22,121
                                                      =======


     As  of  June  30,  1997,   the  Company  has  equipment   purchased   under
     noncancelable capital leases with a cost of $76,990 and accumulated amortization of $35,719. Total rental expense for all operating leases for the years ended June 30, 1997 and 1996 amounted to $230,417 and $121,584, respectively. The Company's obligations under its lease for its Los Angeles office premises are guaranteed by its Chairman and Chief Executive Officer.

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

                                  EDNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------


     a result, at June 30, 1996, there were 230,479 options outstanding at a price of $.11 per share. These options expire on September 29, 2000. There were no options exercised during the period.


     Nonstatutory Stock Option Plan:

     On November 10, 1995, the Company adopted a nonstatutory stock option plan whereby 565,000 shares of the Company's common stock was reserved for issuance. Under the terms of the plan, the price shall be determined by the Company's Compensation Committee (CC); the period of option shall not exceed five years from the date of grant; and the option must be paid in cash when exercised unless a payment plan is authorized by the CC.

     As of June 30, 1997, 459,550 options had been granted with an exercise price of $1.25 per share.


     Investment Banking Warrants:

     In May 1996, the Company entered into an investment banking relationship with Morgan Fuller Capital Group (Morgan). Under the terms of the agreement, Morgan was to provide the Company with financial advisory services as well as arrange for equity and debt funding. As part of Morgan's compensation, they received 250,000 warrants to purchase shares of the Company's common stock at a price of $6.37 per share to be exercised prior to May 1999. In connection with the placement of senior secured promissory notes and selling of participations, Morgan and nominees received 58,824 warrants at a price of $4.25 per share to be exercised prior to July 4, 1999 and 67,806 warrants at a price of $3.687 per share to be exercised prior to August 8, 1999 and September 10, 1999, respectively, for debt placement services. In connection with the extension of the due date of the Notes from November 15, 1996 to February 15, 1997, Morgan and nominees received 55,970 warrants at a price of $2.68 per share to be exercised prior to November 14, 1999. The full cost of all warrants issued in connection with the Morgan agreement has been expensed in the fiscal year ending June 30, 1997.

     Subsequent to June 30, 1997, additional warrants were issued and the Morgan Fuller warrants were re-priced as described in Note 13.

     Pursuant to a Consulting Agreement dated July 31, 1995, between EDN and Century Financial Partners, Inc. (CFP), the Company was obligated to grant an option to purchase 1,000,000 shares of common stock at $1.25 per share. In connection with the conversion of notes payable to Irawan Onggara to equity that occurred subsequent to June 30, 1997, the Company addressed this unresolved commitment by issuing warrants described in Note 13.

                                  EDNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------


     A recap of the options and warrants outstanding as of June 30, 1997 is as follows:

                                               Quantity
                                     Price     Reserved  Outstanding
                                     -----     --------  -----------
Employee EDN options converted       $0.11       230,479     230,479
Nonstatutory options                 $1.25       565,000     459,550
                                               ---------   ---------
Total options                                    795,479     690,029
                                               =========   =========
Morgan warrants                      $6.37       250,000     250,000
Morgan warrants                      $4.25        58,824      58,824
Morgan warrants                      $3.69        67,806      67,806
Morgan warrants                      $2.68        55,970      55,970
                                               ---------   ---------
Total warrants                                   432,600     432,600
                                               =========   =========

10.  Employment Contracts:

     The Company has entered into employment contracts with key management and employees whereby each will receive stated minimum annual salary adjusted at the discretion of the Compensation Committee of the Board of Directors, and stock options as described in Note 9. Some of the contracts provide for a minimum annual salary increase The expiration date of these agreements ranges from June 30, 1998 to December 31, 2000.

11.  Concentration of Credit Risk:

     The Company and its subsidiaries maintain cash in bank deposit accounts at accredited financial institutions. The balances in these accounts may, at times, exceed federally insured limits.

12.  Supplemental Disclosures of Noncash Investing and Financing Activities:

     The following noncash activity occurred during the referenced periods as follows:

                                  EDNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------


     The Company entered into capital leases for office and computer equipment in the amount of $66,408 and $41,271, for the years ended June 30, 1996 and 1997, respectively.

     During fiscal year 1996, the Company issued 395,228 shares of its common stock to officers and employees of the Company in lieu of payroll.

     The Company issued 390,000 of its shares of common stock in consideration for consulting services performed during fiscal year 1996. At the time of issuance these shares were valued at $414,375.

     The Company issued 490,000 of its shares of common stock in consideration for consulting services performed during fiscal year 1997. At the time of issuance these shares were valued at $643,125.

     In  conjunction  with the  acquisition of IBS during fiscal year 1996 (Note
     1), the Company issued notes payable totaling $500,000 and 311,284 shares of common stock valued at $622,257. $250,000 of the notes payable were canceled in the subsequent amendment to the acquisition agreement.

     In conjunction with the earnout provision of the IBS acquisition (Note 1), during fiscal year 1997 the Company issued 125,000 shares of common stock.

     In conjunction with the conversion to equity of a $50,000 short-term loan from Visual Information Service Corp., an Illinois corporation, the Company issued 65,000 shares of Common Stock valued at $50,000.

13.  Subsequent Events:

     Issuance of Stock Under a Consulting Agreement

     In conjunction with a consulting agreement entered into on June 30, 1997 with Charles Clark the Company issued 400,000 shares of Common Stock with an S-8 registration under the Securities Act of 1934.

     Investment by T Bar W Ranch Investments

     Under a subscription agreement signed July 10, 1997, the Company received a commitment to purchase 3,750,000 shares of Common Stock at a price of $0.20 per share. Each share would be issued with a warrant to purchase an additional share of Common Stock at an exercise price of $1.00 and an expiration date five years from the date of issuance.

     As of October 10, 1997, the total amount invested by T Bar W Ranch Investments was $147,596. The Company has experienced delays in obtaining the full amount of the funding commitment described above, and is working with T Bar W Ranch Investments to effect full funding. The Company is considering alternative courses of action should the full amount of T Bar W Ranch Investment's commitment not be forthcoming.

                                  EDNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  -----------


     Restructuring of Onggara Notes

     Subsequent to June 30, 1997, an agreement was reached whereby the Company's note payable to Mr. Onggara in the amount of $340,000 plus accrued interest of $35,000 was converted to shares of the Company's Common Stock at $.375 per share, resulting in an issuance of 1,000,000 shares. The Company addressed an unresolved commitment of options to Mr. Onggara by issuing 1,000,000 warrants priced at $1.25 each. The warrants are convertible over 3 years and are transferable and divisible.

     Restructuring of Senior Notes

     Subsequent to June 30, 1997 the Company reached an agreement with Morgan Fuller to convert the Notes to a term loan payable in 60 installments with accrued interest at 6% commencing September 1, 1997. In conjunction with the restructuring, Morgan Fuller agreed to forgive accrued penalties and interest and the Company agreed to re-price all warrants previously issued to Morgan Fuller to an exercise price of $1.50.