Form 10QSB
period 1997-09-30
EDNET INC
filed 1997-11-14
CIK 1004233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


         (MARK ONE)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997 or


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-21659
                       ---------

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

Number of shares outstanding of the issuer's common stock as of September 30, 1997: 7,858,465

Transitional Small Business Disclosure Format (Check one):  Yes___  No_X_

Part I.  FINANCIAL INFORMATION

                                                   EDnet, Inc.
                                        CONSOLIDATED STATEMENTS OF INCOME
                              For the Three Months ended September 30, 1997 & 1996

                                                                                     Three Months
                                                                                  Ended September 30
                                                                                     (Unaudited)
                                                                  ----------------------------------------------
                                                                               1997                   1996
                                                                  ----------------------------------------------

Revenues:
         Equipment sales and installation                                   $     290,228          $    295,778
         Site development and services                                            191,817               228,387
         Access, Usage, and Hosting fees                                          396,571               377,275
         Other fees                                                                24,755                25,160
                                                                  ----------------------------------------------
                                                                                  903,371               926,600

Cost of sales                                                                     553,101               606,881
                                                                  ----------------------------------------------

         Gross Profit                                                             350,270               319,719

Research & Development                                                                  -               158,564
Sales and Marketing expenses                                                      172,638               192,508
General and Administrative expenses                                               722,356               497,062
                                                                  ----------------------------------------------
                                                                                  894,994               848,134

         Loss from operations                                                    (544,724)             (528,415)
                                                                  ----------------------------------------------

Other income (expense):
         Interest income (expense)                                                 (4,524)              (56,631)
                                                                  ----------------------------------------------

         Total other income (expense), net                                         (4,523)              (56,631)
                                                                  ----------------------------------------------

         Loss before provision for income taxes                                  (549,248)             (585,046)

Income taxes                                                                          --                    --
                                                                  ----------------------------------------------

         Net Loss                                                           $    (549,248)         $   (585,046)
                                                                  ==============================================

Net Loss Per Common Share                                                   $       (0.08)         $      (0.18)
                                                                  ==============================================

Weighted Average Number
         of Shares Outstanding                                                  6,670,226             3,206,675
                                                                  ==============================================

            The accompanying notes are an integral part of these consolidated financial statements.

                                                             EDnet, Inc.
                                                     CONSOLIDATED BALANCE SHEETS
                                             As of September 30, 1997 and June 30, 1997


                                                              ASSETS
                                                                                                     9/30/97            6/30/97
                                                                                                   (Unaudited)        (Unaudited)
                                                                                            ----------------------------------------
CURRENT ASSETS
            Cash                                                                                     $     1,176         $   31,067
            Accounts Receivable, net                                                                     474,449            445,121
            Inventories                                                                                  212,520            202,913
            Other Current Assets                                                                         202,960            193,949
                                                                                            ----------------------------------------
                            TOTAL CURRENT ASSETS                                                         891,105            873,050

            PROPERTY AND EQUIPMENT, NET                                                                  500,792            556,533
            OTHER ASSETS                                                                                   5,478              5,478
                                                                                            ----------------------------------------
            TOTAL ASSETS                                                                             $ 1,397,375         $1,435,061
                                                                                            ========================================

                                 LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
            Accounts payable                                                                         $ 1,615,347         $1,648,167
            Accrued expenses                                                                             493,606            466,455
            Deferred revenue                                                                              96,445             69,193
            Line of credit                                                                                34,510             34,628
            Notes payable                                                                                185,681            592,286
            Current portion of capital lease obligations                                                  20,826             27,817
                                                                                            ----------------------------------------
                            TOTAL CURRENT LIABILITIES                                                  2,446,416          2,838,546

LONG TERM LIABILITIES                                                                                    767,846            770,904
                                                                                            ----------------------------------------
            TOTAL LIABILITIES                                                                          3,214,261          3,609,450


STOCKHOLDERS' EQUITY (DEFICIT)
            Common  stock;  par  value  $.001 per  share
            Authorized  50,000,000 shares, 7,858,465 and
            5,720,465 shares issued and outstanding as of
            September 30, 1997 and June 30,1997 respectively                                               7,858              5,720

            Preferred Stock; par value $1,000 per share
            Authorized 1,750 shares, 150 shares issued and
            outstanding as of June 30, 1997                                                              116,776            117,541

            Capital paid in excess of par value of common stock                                        5,316,190          4,411,577

            Accumulated Deficit                                                                       (7,257,711)        (6,709,227)
                                                                                            ----------------------------------------
            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                      (1,816,887)        (2,174,389)

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                     $ 1,397,375         $1,435,061
                                                                                            ========================================

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                           EDnet, Inc.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     for the Three Months ended September 30, 1997 and 1996

                                                                                        9/30/97                    9/30/96
                                                                                      (Unaudited)                (Unaudited)
                                                                                -----------------------------------------------
Cash flows from operating activities:

      Net loss                                                                        $   (549,258)              $    (585,045)

      Adjustments to reconcile net loss to cash used in operating activities:

            Depreciation and amortization                                                   52,672                     110,182
            Increase (decrease) in Provision
                        for doubtful accounts                                                3,389                       4,800
            Noncash compensation expenses                                                  400,000                     195,312
            Decrease (increase) in other current assets                                     (9,011)                    (33,136)
            Decrease (increase) in accounts receivable                                     (32,717)                    (89,477)
            Increase in inventory                                                           (9,607)                   (167,893)
            Increase in accounts payable
                        and accrued expenses                                                 2,467                     144,682
            Increase (decrease) in deferred revenue                                         27,252                     (50,487)
                                                                                -----------------------------------------------

                        Net cash used in operating activities                             (114,813)                   (471,062)
                                                                                -----------------------------------------------

Cash flows from investing activities:

      Purchase of property and Equipment                                                    (5,065)                   (171,010)
                                                                                -----------------------------------------------

                        Net cash used in investing activities                               (5,065)                   (171,010)
                                                                                -----------------------------------------------

Cash flows from financing activities:

      Repayment on borrowings                                                              (31,719)                    (35,000)
      Proceeds from borrowings                                                             131,755                   1,000,000
      Repayments on capital leases                                                         (10,049)                     (2,367)
                                                                                -----------------------------------------------


                        Net cash provided by financing activities                           89,987                     962,633
                                                                                -----------------------------------------------

                                     Net increase (decrease) in cash                       (29,891)                    320,561
                                                                                ===============================================


Cash at beginning of period                                                                 31,067                     221,875
                                                                                -----------------------------------------------

Cash at end of period                                                                 $      1,176               $     542,436
                                                                                ===============================================

                     The accompanying notes are an integral part of these consolidated financial statements.

                                   EDNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Basis of Presentation

     In the opinion of management, the unaudited consolidated condensed financial statements included herein have been prepared on a consistent basis with the June 30, 1996 audited and June 30, 1997 unaudited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. As reported in the audited financial statements of June 30, 1996 and unaudited June 30, 1997, EDnet, Inc. ("the Company") has not been able to generate any operating profit since inception, and is attempting to raise additional funds as described in Note
     8. However, if the Company is unable to raise additional funds or consummate a merger or other transaction, it may not have the financial resources to continue as a going concern and may be forced to seek protection from its creditors under Chapter 11 of the bankruptcy code. The financial statements do not contain any adjustments that may be needed if the Company is unable to continue as a going concern.

2.   Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Entertainment Digital Network, Inc. (EDN) and Internet Worldwide Business Solutions, Inc. (IBS). Material inter-company transactions and balances have been eliminated.

3.   Loss per Share

     Loss per share has been computed using the weighted average number of common shares outstanding totaling 7,858,465 shares for the three months ended September 30, 1997. There were 6,670,226 weighted average shares outstanding for the three ended September 30, 1997. Due to the Company's loss position, common equivalent shares have been excluded because they are anti-dilutive.

4.   Research and Development

     The Company incurred no research and development expense during the three months ended September 30, 1997.

5.   Consulting Agreements

     On June 30, 1997, the Company entered into a consulting agreement with Charles Clark, pursuant to which Mr. Clark agreed to serve the Company in advising and assisting in the structure of debt and liabilities, joint ventures, acquisitions or merger partners, business development and developing long term financial plans. The Company agreed to pay Mr. Clark for re-structuring and re-organizing the Company's senior notes and debts on the Company's balance sheet, four hundred thousand (400,000) shares of Common Stock. These shares were issued to Mr. Clark and registered with the Securities and Exchange Commission under Form S-8 registration under the Securities Act of 1934 on July 25, 1997. The term of the Agreement is for five (5) years and can be terminated by either party with a thirty (30) day written notice under certain conditions.

6.  Notes Receivable

     In connection with the licensing by IBS of IBS' software to Breakthrough Software, Inc. ("BSI"), completed in the prior fiscal year, the Company has an unsecured note receivable from BSI of $250,000 as of September 30, 1997. No further advances will be made to BSI under the note. The

     Company has extended the due date of the note receivable from Breakthrough to March 31, 1998, and has established a 100% reserve against the note.

     Subsequent to September 30, 1997, $93,891.65 of liabilities on IBS's balance sheet were transferred to BSI reducing the note due from BSI to IBS from $250,000 to $156,108.35. For other related subsequent events see (Note
     9).

7.   Notes Payable

     On September 30, an agreement was reached whereby the Company's note payable to Mr. Onggara in the amount of $340,000 plus accrued interest of $35,000 was converted to shares of the Company's Common Stock at $.375 per share, resulting in an issuance of 1,000,000 shares. The Company addressed an unresolved commitment of options to Mr. Onggara by issuing 1,000,000 warrants priced at $1.25 each. The warrants are convertible over 3 years and are transferable and divisible.

     The Company has senior promissory notes payable to Morgan Fuller Capital Group L.L.C., with original amounts of $500,000, $200,000 and $300,000 collateralized by the Company's assets with interest payable quarterly at 14% beginning September 30, 1996. The original due date of the Notes was extended from November 15, 1996 to February 15, 1997, when the Notes converted into a term loan with principal in the amount of $100,000 and interest at 18% payable monthly. The Company repaid principal of $100,000 and accrued interest on February 15, 1997, but failed to make the March 15, 1997 payment. Effective June 30, 1997, accrued penalties and interest were forgiven, and the Notes were converted to a term loan payable in 60 installments with accrued interest at 6% commencing September 1, 1997. Additionally, the Company agreed to re-price all warrants previously issued to Morgan Fuller to an exercise price of $1.50.

8.   Investment by T Bar W Ranch Investments

     Under a subscription agreement signed July 10, 1997, the Company received a commitment to purchase 3,750,000 shares of Common Stock at a price of $0.20 per share. Each share would be issued with a warrant to purchase an additional share of Common Stock at an exercise price of $1.00 with an expiration date five years from the date of issuance.

     As of November 10, 1997, the total amount invested by T Bar W Ranch Investments was $147,596. The Company has experienced delays in obtaining the full amount of the funding commitment described above, and is working with T Bar W Ranch Investments to determine the likelihood of full funding. The Company is considering alternative courses of action presuming that the full amount of T Bar W Ranch Investment's commitment will not be forthcoming. See (Note 9) regarding merger and funding discussions.

9.   Subsequent Events

     Resignations:

     On October 15, 1997, Alan K. Geddes, Vice President of Finance resigned his position as Chief Financial Officer. The Company has not replaced his position as of November 15, 1997 and his duties are presently being performed by Tom Kobayashi, CEO and Simon Wu, Controller.

     Merger Discussions

     On October 28 ,1997, the Company initiated preliminary discussions with a potential merger partner. To date, those discussions have covered merger, acquisition, asset sales, and other potential transactions. As of the date of this filing, no definitive agreement has been reached.

     Funding

     On November 7, 1997, the Company entered a Pre-Closing Agreement (the "Agreement") with BSI and a private investor ("Investor"). BSI contemplates a sale of its Series B Preferred Stock to Investor on or before November 30, 1997 (the "Financing"). It is a condition to the closing of the Financing that Investor purchase all outstanding shares of Series A Preferred Stock (the "Series A") from EDnet (the "Purchase") and contribute a portion of such shares to the capital of BSI. Investor has accommodated EDnet and BSI by making a portion of the funds to be paid in the Financing and the Purchase available prior to the closing of such transactions.

     EDnet has agreed to sell its 2,000,000 shares of Series A to Investor in exchange for $250,000 and the obligation to pay an additional $165,000 at the closing of the Financing. The 2,000,000 shares of Series A from EDnet is being held in escrow and will be transferred to Investor upon closing of the Financing. In the event the Financing has not closed by November 30, 1997, 500,000 shares of Series A shall be returned to EDnet and the obligation to pay an additional $165,000 to EDnet shall be rescinded.

                                   EDNET, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

For the three months ended September 30, 1997, the Company's revenues were $903,371, a decrease of 3% compared to revenues of $926,600 in the same period last year. This decrease was due primarily to a 19% decrease in revenues from web site development and a slight decline in network equipment sales due to certain vendor credit limitations. However, there were increases in network access, usage fees, and recurring hosting revenues associated with a larger installed network base.

Gross Profit increased to $350,270 or 39% of sales, in the three months ended September 30, 1997 compared to $319,719, or 35% of sales, in the equivalent period last year. Increases in gross profit as a percentage of sales are attributed to the growth in network usage and web hosting revenues, each of which carry higher profit margins.

Operating expenses (including Research & Development, Sales & Marketing, and General & Administrative) increased to $894,994 in the three months ended September 30, 1997 compared to $848,134 in the equivalent period last year. The Company did not incur any Research and Development expense during the 1997 period due primarily to the elimination of investment in software development. Operating expenses for the three month period ending September 30, 1997 also include amortization of the full cost of $400,000 for the consulting agreement with Charles Clark. (See Note 5) By removing this nonrecurring expense of $400,000 in the current period and $383,721 of Research & Development, amortization of goodwill, and consulting costs in the comparable period last year, the operating expense would have been $494,994 for the current period versus $464,413 for the year earlier period, representing a 6% increase.

Other expenses decreased to $4,524 in the three months ended September 30, 1997 compared to $56,631 in the equivalent period last year. The decrease in other expenses was due to decreases in interest expense and amortization of debt issuance costs and note discounts associated with the Notes (Note 7).

For the three months ended September 30, 1997, the Company incurred a net loss of $549,248 or ($0.08) per share based on a weighted average of 6,670,226 shares outstanding, compared with a net loss of $585,046, or ($0.18) per share based on a weighted average of 3,206,675 shares outstanding in the prior year.


Financial Condition, Liquidity, and Capital Resources

At September 30, 1997, the Company's accumulated deficit was $7,257,711 and its working capital deficit was $1,555,311. The rate of increase in the Company's accumulated deficit declined in the quarter ended September 30, 1997 due primarily to the elimination of Research and Development expense associated with the licensing of the IBS Internet software product to BSI, and elimination of other non-recurring operating expenses, such as goodwill and amortization of the cost of Liviakis Financial Communications consulting agreement in fiscal year ended June 30, 1997. However, this was offset by the full amortization of the cost of $400,000 for Charles Clark's consulting agreement (Note 5). The Company's working capital deficit improved by 410,185 since June 30, 1997 due primarily to the conversion of Irawan Onggara note (note 7), principal plus interest of $375,000, to common stock, and the private placement investment of $147,596 by T Bar W Investment (note 8). The Company has made several adjustments to its operations to further reduce costs, and, partially as a result of funding needs, has initiated preliminary discussions with one potential partner regarding merger, acquisition, asset sales and other potential transactions (Note 9).


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

PART II  OTHER INFORMATION


Item 1. Legal Proceedings

None

Item 2. Changes in Securities since June 30, 1997

None


Item 4. Submission of Matters to a Vote of Security Holders

None


Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

        (a) (27) Financial Data Schedule, filed electronically.
        (b) Form 8-K filed July 25, 1997 to report the issuance of S-8 shares to Charles W Clark per consulting agreement. (Note 5).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   EDNET, INC.


November 15, 1997                         By:      /s/Tom Kobayashi
                                                   -------------------
                                                   Tom Kobayashi
                                                   Chairman and CEO


                                          By:      /s/David Gustafson
                                                   -------------------
                                                   David Gustafson
                                                   Secretary