Form 10QSB
period 1997-12-31
EDNET INC
filed 1998-02-13
CIK 1004233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


         (MARK ONE)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997 or


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-21659


                                   EDnet, INC.

        (Exact name of small business issuer as specified in its charter)


Colorado                                                     84-1273795
--------------------------------------------------------------------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)


One Union Street, San Francisco, California                     94111
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


Issuer's telephone number, including area code               (415) 274-8800
                                                             --------------


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes _X_   No ___.

Number of shares outstanding of the issuer's common stock as of December 31, 1997: 7,858,465

Transitional Small Business Disclosure Format (Check one):   Yes ___  No _X_

Part I.  FINANCIAL INFORMATION

                                  EDnet, Inc.
                       CONSOLIDATED STATEMENTS OF INCOME
          For the Three and Six Months ended December 31, 1997 & 1997

                                                    Three Months                   Six Months
                                                 Ended December 31              Ended December 31
                                                    ( Unaudited )                 ( Unaudited )
                                            ---------------------------------------------------------
                                                1997           1996           1997          1996
                                            ---------------------------------------------------------
Revenues:
        Equipment sales and installation    $   292,792    $   345,927    $   440,560    $   641,706
        Site development and services           168,062        347,488        359,879        575,875
        Access, Usage, and Hosting fees         508,478        424,590      1,047,509        801,864
        Other fees                               39,325         33,479         64,080         58,639
                                            ---------------------------------------------------------
                                              1,008,657      1,151,484      1,912,028      2,078,084

Cost of sales                                   678,104        596,935      1,231,205      1,203,816
                                            ---------------------------------------------------------

        Gross Profit                            330,553        554,549        680,823        874,268

Research & Development                             --          764,532           --          923,096
Sales and Marketing expenses                    150,722        245,364        323,360        437,872
General and Administrative expenses             150,692        614,257        873,049      1,111,318
                                            ---------------------------------------------------------
                                                301,414      1,624,154      1,196,409      2,472,286

        Income (loss) from operations            29,139     (1,069,604)      (515,586)    (1,598,018)
                                            ---------------------------------------------------------

Other income (expense):
        Interest income (expense)               (17,269)      (100,412)       (21,792)      (157,042)
        Other income (expense)                  336,785           --          336,785           --
                                            ---------------------------------------------------------

        Total other income (expense), net       319,516       (100,412)       314,993       (157,042)
                                            ---------------------------------------------------------

        Income (loss) before provision
                for income taxes                348,655     (1,170,016)      (200,593)    (1,755,060)

Income taxes                                      2,400           --            2,400           --
                                            ---------------------------------------------------------

        Net income (loss)                   $   346,255    $(1,170,016)   $  (202,993)   $(1,755,060)
                                            =========================================================

Net Income (Loss) Per Common Share          $      0.05    $     (0.26)   $     (0.03)   $     (0.39)
                                            =========================================================

Weighted Average Number
        of Shares Outstanding                 7,264,345      4,536,020      7,264,345      4,536,020
                                            =========================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                  EDnet, Inc.
                          CONSOLIDATED BALANCE SHEETS
                   As of December 31, 1997 and June 30, 1997

                                     ASSETS
                                                                12/31/97        6/30/97
                                                             ( Unaudited )  ( Unaudited )
                                                             ----------------------------
CURRENT ASSETS
        Cash                                                  $    11,269    $    31,067
        Accounts Receivable, net                                  592,501        445,121
        Inventories                                               152,034        202,913
        Other Current Assets                                       36,237        193,949
                                                             ----------------------------
                TOTAL CURRENT ASSETS                              792,041        873,050


PROPERTY AND EQUIPMENT, NET                                       440,238        556,533
OTHER ASSETS                                                       10,948          5,478
                                                             ----------------------------
        TOTAL ASSETS                                          $ 1,243,227    $ 1,435,061
                                                             ============================

                          LIABILTIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable                                      $ 1,192,942    $ 1,648,167
        Accrued expenses                                          411,669        466,455
        Deferred revenue                                           65,274         69,193
        Line of credit                                             34,282         34,628
        Notes payable                                             310,939        592,286
        Current portion of capital lease obligations               13,705         27,817
                                                             ----------------------------
                TOTAL CURRENT LIABILITIES                       2,028,811      2,838,546

LONG TERM LIABILITIES                                             689,674        770,904
                                                             ----------------------------
        TOTAL LIABILITIES                                       2,718,485      3,609,450


STOCKHOLDERS' EQUITY
        Common stock; par value $.001 per share
        Authorized 50,000,000 shares, 7,858,465 and
        5,720,465 shares issued and outstanding as of
        December 31, 1997 and June 30,1997 respectively             7,858          5,720

        Preferred Stock; par value $1,000 per share
        Authorized 1,750 shares, 150 shares issued and
        outstanding as of December 31, 1997                       170,133        165,596

        Capital paid in excess of par value of common stock     5,311,562      4,411,577

        Accumulated Deficit                                    (6,964,811)    (6,757,282)
                                                             ----------------------------
        TOTAL STOCKHOLDERS' EQUITY                             (1,475,258)    (2,174,389)

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 1,243,227    $ 1,435,061
                                                             ============================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  EDnet, Inc.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the Four Months ended Dec 31, 1997 and 1996

                                                                     12/31/97        12/31/96
                                                                   ( Unaudited )   ( Unaudited )
                                                                   -----------------------------
Cash flows from operating activities:

        Net income (loss)                                           $  (202,992)   $(1,755,060)

        Adjustments to reconcile net loss to
        cash used in operating activities:

                Depreciation and amortization                            97,808        272,866
                Provision for doubtful accounts                             275           --
                Noncash compensation expenses                           400,000           --
                Decrease (increase) in other current assets             (14,425)       (19,075)
                Increase in accounts receivable                        (147,655)      (259,918)
                Increase in inventory                                    50,879       (149,434)
                Increase (decrease) in accounts payable
                        and accrued expenses                           (571,483)     1,044,883
                Increase (decrease) in deferred revenue                  (3,919)       (55,637)
                                                                   -----------------------------
                        Net cash used in operating activities          (391,513)      (921,375)
                                                                   -----------------------------

Cash flows from investing activities:

        Purchase of property and Equipment                               10,354       (263,336)
        Vest of BSI Investment                                          307,495
                                                                   -----------------------------
                        Net cash used in investing activities           317,849       (263,336)
                                                                   -----------------------------

Cash flows from financing activities:

        Repayment on borrowings                                         (73,392)      (372,256)
        Proceeds from borrowings                                        147,600      1,000,000
        Repayments on capital leases                                    (20,343)       (11,820)
        Issuance of shares under Reg D                                                 528,108
                                                                   -----------------------------

                        Net cash provided by financing activities        53,866      1,144,032
                                                                   -----------------------------

                                Net increase (decrease) in cash         (19,798)       (40,679)
                                                                   =============================

Cash at beginning of period                                             (31,067)       221,875
                                                                   -----------------------------

Cash at end of period                                               $    11,269    $   181,196
                                                                   =============================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   EDNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Basis of Presentation
     In the opinion of management, the unaudited consolidated condensed financial statements included herein have been prepared on a consistent basis with the June 30, 1996 audited and June 30, 1997 unaudited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. As reported in the audited financial statements of June 30, 1996 and the unaudited financial statements of June 30, 1997, EDnet Inc. (the Company) has not been able to generate any profit since inception until this quarter. The Company had executed a Letter of Agreement (LOI) to be acquired by Curtis Mathes Holding Corporation (Curtis Mathes) as described in Note 10, which was subsequently rescinded by Curtis Mathes on January 29, 1998 as per Note 12. If the Company is unable to raise additional funds or consummate a merger or other transaction, it may not have the financial resources to continue as a going concern. The financial statements do not contain any adjustments that may be needed if the Company is unable to continue as a going concern.

2.   Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Entertainment Digital Network, Inc. (EDN) and Internet Worldwide Business Solutions, Inc. (IBS). Material inter-company transactions and balances have been eliminated.

3.   Loss per Share
     Net income for the quarter ended December 31, 1997 and the loss per share for the six months ended December 31, 1997 has been computed using the weighted average number of common shares outstanding totaling 7,858,465 shares for the three and six months ended December 31, 1997. There were 7,264,345 weighted average shares outstanding for the three and six months ended December 31, 1997. Due to the Company's loss position, common equivalent shares have been excluded because they are anti-dilutive.

4.   Notes Receivable
     In connection with the licensing by IBS to Breakthrough Software, Inc. (Breakthrough) of IBS' software, completed in the prior quarter, the Company had an unsecured note receivable from Breakthrough of $250,000, which was amended effective December 19, 1997 (See Note 7). The Note was reduced by a debt transfer by IBS and assumption by Breakthrough of the Global Automation, Inc., debt of $91,891.65 and San Jose Mercury News of $2,000. The balance of the Note of $156,108 has been canceled and substituted by a Convertible Subordinated Promissory Note. The new Note will be at simple interest at the rate of eight percent (8.0%) per annum.. All principal under this Note shall be automatically converted upon the closing of Breakthrough's next financing involving the receipt of at least $2,000,000. If a Next Financing does not occur within 12 months from the issuance of the Note or Breakthrough is acquired prior to a Next Financing, then the Note shall be automatically converted at the lower per share price
     (i) in Breakthrough's Common Stock at the price of $1.00 per share, or (ii) into most senior capital stock or convertible securities issued by Breakthrough in financings which do not qualify as a Next Financing at the per share price equal to the weighted average per share price paid in cash by other investors in such financings. In the event of conversion, the accrued interest shall be paid at the time of conversion in securities into which the Note is converted. The Company has established a 100% reserve against the note.

5.   Notes Payable
     On September 30, an agreement was reached whereby the Company's note payable to Mr. Onggara in the amount of $340,000 plus accrued interest of $35,000 was converted to shares of the Company's Common Stock at $.375 per share, resulting in an issuance of 1,000,000 shares. The Company addressed an unresolved commitment of options to Mr. Onggara by issuing 1,000,000 warrants priced at $1.25 each. The warrants are convertible over 3 years and are transferable and divisible.

     On June 30, 1997 the Company reached an agreement with Morgan Fuller to convert the Notes to a term loan payable in 60 installments with accrued interest at 6% commencing September 1, 1997. In conjunction with the restructuring, Morgan Fuller agreed to forgive accrued penalties and interest and the Company agreed to re-price all warrants previously issued to Morgan Fuller to an exercise price of $1.50.


6.   Investment by T Bar W Ranch Investments
     Under a subscription agreement signed July 10, 1997, the Company received a commitment to purchase 3,750,000 shares of Common Stock at a price of $0.20 per share. Each share would be issued with a warrant to purchase an additional share of Common Stock at an exercise price of $1.00 and an expiration date five years from the date of issuance. As of February 10, 1998, the total amount invested by T Bar W Ranch Investments was $147,596. The Company has experienced delays in obtaining the full amount of the funding commitment described above, and no longer considers this a source of investment.

7.   Resignations
     On October 15, 1997, Alan K. Geddes, Vice President of Finance resigned his position as Chief Financial Officer. The Company has not replaced this position as of February 10, 1998 and his duties are presently performed by Tom Kobayashi, CEO and Simon Wu, Controller.

8.   Sale of Breakthrough Preferred Stock
     On November 3, 1997, the Company entered into an agreement to sell the Company's 2,000,000 shares of Breakthrough Series A Convertible Preferred Stock for $415,000 and to exchange the balance of the unsecured note of $156,108 due March 31, 1998 into a Convertible Promissory Note with Common Stock Purchase Warrants as described in Note 4. The first payment of $250,000 for the sale was received on November 7, 1997, a second payment of $67,995.04 on December 19, 1997 and the balance of $97,004.96 on January 21, 1998.

9.   Changes in Registrant's Certifying Accountants.
     On November 24, 1997 Coopers & Lybrand L.L.P. (C&L) resigned as the Company's principal accountant, due to non-payments of fees for prior audits. There were no recommendation or approval to change accountants by the Company's Board of Directors. During the period subsequent to the last fiscal year audit for year ended June 30, 1996 until their resignation as
     Company's principal auditor on November 24, 1997, there were no disagreements with C&L on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure. Note that C&L did not perform an audit for the year ended June 30, 1997 or for any period subsequent to June 30, 1997. Form 8KA was filed with the Securities & exchange Commission on December 18, 1997.

10.  Letter of Intent.
     On December 23, 1997, Curtis Mathes and the Company entered into a Letter of Intent wherein Curtis Mathes would acquire all of the outstanding shares of the Company. In the acquisition, the outstanding Company common stock would be exchanged for newly issued shares of common stock of Curtis Mathes. As a result of the acquisition, the Company would become a wholly-owned subsidiary of Curtis Mathes. The maximum aggregate number of shares of common stock of Curtis Mathes to be issued in the acquisition in exchange for all of the outstanding fully-diluted shares of the Company shall be 11,278,000 shares of Curtis Mathes common stock (plus or minus the amount any closing adjustments.) Curtis Mathes will exchange its common stock for outstanding common stock of the Company on a one to one ratio. Curtis Mathes will exchange its warrants and options to purchase Curtis Mathes common stock for outstanding warrants and options to purchase
     Company common stock on a one for one ratio, at a comparable exercise price. Curtis Mathes will undertake to file a registration statement under the 1933 Act as soon as practicable after final consummation of this Agreement, covering the Curtis Mathes common stock and the Curtis Mathes common stock underlying the options and warrants issued to Shareholders of the Company under the Agreement.

11.  Revolving Credit and Security Agreement
     Under a revolving credit and security agreement executed on December 30, 1997, Curtis Mathes (Lender) established a Revolving Credit in favor of the Company in an aggregrate pricncipal amount at any one time outstanding not exceeding $1,000,000. The amount of any borrowing may be repaid in whole or in part within one (1) year from date of funding and such repaid amounts may be thereafter reborrowed. All principal and accrued interest due on such borrowing must be repaid within one (1) year from date of funding. The annual rate of interest shall be at the rate equivalent to the rate described by the Wall Street Journal as the prime rate in effect from time to time, plus one and one-half (1.5%).The Company has has granted security interest as collateral all accounts, contract rights and general intangibles relating to accounts, receivables and claims whether now or hereafter arising; all inventory, wherever located and whether now or hereafter exisiting; and all equipment, wherever located and whether now or hereafter arising. The Company borrowed $75,000 under this agreement on December 30, 1997.

12.  Subsequent Events
     On January 29, 1998, Curtis Mathes informed the Company that they had decided not to proceed with the acquisition of the Company based on their opinion that certain contingencies in the Letter of Intent did not occur (Note 10). The Company had borrowed an additional $275,000 under the Revolving Credit and Security Agreement (Note 11) from January 1, 1998 to January 22, 1998. The Company had repaid through January 27, 1998 against the loans a total of $221,4393.58 leaving a balance due on the principal of $129,987.74 and accrued interest as of January 31, 1998 of 248.22.

                                   EDNET, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

For the three months ended December 31, 1997, the Company's revenues were $1,008,657, a decrease of 14% compared to revenues of $1,151,484 in the comparable period last year. Revenues for the six months ended December 31, 1997 decreased 8% to $1,912,028 compared to revenues of $2,078,084 in the comparable period last year. Decreases in revenue are primarily due to decreases in revenue for web site development, and for sales of audio codec equipment. The decline of equipment revenues in the three and six months ended December 31, 1997 was due to unavailability of inventory because of vendor credit restrictions. However, there are increases in network access, usage fees and hosting revenues associated with a growing installed base.

Gross Profit decreased to $330,553 or 33% of sales, in the three months ended December 31, 1997 compared to $554,549, or 48% of sales, in the equivalent period last year. For the six months ended December 31, 1997 gross profit decreased to $680,823, or 36% of sales, from $874,268, or 42% of sales in the equivalent period last year. Decreases in gross profit as a percentage of sales are primarily due to a decrease in web development revenue and an increase in web programmers costs of $242,773 for the three months ended December 31, 1997 and six month costs of $588,012. In prior periods these costs were shown as operating overhead costs. With these items excluded, gross profit would increase in the three months ended December 31, 1997 to $574,326 or 57% of sales compared to $554,549 or 48% of sales in the equivalent period. For the six months ended December 31, 1997, the gross profit would increase to $1,188,835 or 62% of sales from $874,268 or 42% of sales.

Operating expenses (including Research & Development, Sales & Marketing, and General & Administrative) decreased to $301,414 in the three months ended December 31, 1997 compared to $1,196,409 in the equivalent period last year. For the nine months ended December 31, 1997 operating expenses decreased to $1,196,409 from $2,472,286 in the equivalent period last year. Significant non-recurring expenditures in the three months ended December 31, 1996 included $764,532 of Research and Development expense. Total six months expenditures on Research & Development were $923,096. Operating expenses for the three and six months periods ending December 31, 1996 also include $36,000 and $204,000 respectively, which represents non-recurring legal and accounting costs associated with the IBS acquisition, the Company's three year audit, the filing of Form 10-SB registration statement with the SEC, and fees associated with the Senior Notes (Note 5). The Company did not incur any research and development expense during the three and six months ended December 31, 1997. This reduction from prior equivalent periods is due primarily to the action taken to license the Company's IBS Internet software product to Breakthrough Software Inc. (Breakthrough), rather than continue development efforts.

Operating expenses for the three and six month period ending December 31, 1997 include a reduction of $91,892 for transfer of debt against the reserved note receivable from Breakthrough (Note 4). There is also a reduction of $242,773 for the three months and $588,012 for six months ended December 31, 1997, of web development cost that are now included in the cost of sales for web development. There is also a non-recurring expense of $400,000 which represents the cost of the 400,000 shares of S-8 common stock of the Company issued under the Charles Clark consulting agreement. With these items excluded, operating expenses were $452,295 for the three months ended December 31, 1997 compared to adjusted operating expenses of $821,621 for the comparable period representing a 45% decrease from the prior year. For the six months ended December 31, 1997 the adjusted operating expenses were $1,292,529 compared to adjusted operating expenses of $1,345,190 representing a 4% decrease from the prior period. This decrease is attributed to the reduction of research and development expense.

Net income and expenses increased to a positive $319,516 in the three months ended December 31, 1997 compared to a negative $100,412 during the equivalent period last year. For the six months ended December 31, 1997 net income and other expenses increased to a positive $314,993 compared to a negative $157,402 in the equivalent prior period. The increase in other income was attributed to sale of assets for the investment of Breakthrough of $248,334 (Note 7) and restructuring of certain accounts payable debts of $88,451. The decrease in interest expense was due to the restructuring of senior notes (Note 5), which resulted in interest expense decreasing from $100,412 to $17,269 for three months ended December 31, 1997 and decreasing from $157,042 to $21,742 for six months ended December 31, 1997 compared to their respective comparable periods.

For the three months ended December 31, 1997, the Company produced a net income of $346,255 or $0.05 per share based on a weighted average of 7,264,345 shares outstanding, compared with a net loss of $1,170,016, or ($0.26) per share based on a weighted average of 4,536,020 shares outstanding in the prior year. The Company incurred a net loss for the six months ended December 31, 1997 of $202,993 , or ($0.03) per share based on a weighted average of 7,264,345 shares outstanding, compared with a net loss of $1,755,060 or ($0.39) per share, based on a weighted average of 4,536,020 shares in the prior period.

Financial Condition, Liquidity, and Capital Resources

At December 31, 1997, the Company's accumulated deficit was $6,964,811 and its working capital deficit was $1,236,770. The rate of decrease in the Company's accumulated deficit declined in the quarter ended December 31, 1997 due primarily to the sale of assets for investment of Breakthrough (Note 8), assumption of debt by Breakthrough against note receivable which was fully reserved (Note 4), and restructuring of the debt with certain vendors. The Company's working capital deficit improved by $728,726 since June 30, 1997 due primarily to restructuring of Morgan Fuller's Senior Notes (Note 5), the Conversion of Irawan Onggara's Note Payable to equity (Note 5), and the improvement in net income. The Company has also made several adjustments to its operations to further reduce costs during the six months period.


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

None


Item 3.  Defaults Upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K

         (a) (27) Financial Data Schedule, filed electronically.
         (b) Form 8-K filed December 8, 1997 and amended Form 8-KA filed December 19, 1997 to report resignation of Coopers & Lybrand L.L.P. as Company's principal accountant.
                  (Note 9).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                           EDNET, INC.




January 27, 1998                                  By:      /s/Tom Kobayashi
                                                           ---------------------
                                                           Tom Kobayashi
                                                           Chairman of the Board





                                                  By:      /s/David Gustafson
                                                           ---------------------
                                                           David Gustafson
                                                           President