Form 10QSB
period 1998-03-31
EDNET INC
filed 1998-05-15
CIK 1004233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


                                   (MARK ONE)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998 or


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

                        Commission file number 000-21659


                                   EDnet, INC.

        (Exact name of small business issuer as specified in its charter)


           Colorado                                         84-1273795
  --------------------------                              ---------------
  State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)


One Union Street, San Francisco, California                    94111
-------------------------------------------                  ---------
  Address of principal executive offices                     (Zip Code)


                                 (415) 274-8800
                 ---------------------------------------------
                 Issuer's telephone number, including area code


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
(X) No ( ).

Number of shares outstanding of the issuer's common stock as of March 31, 1998:
8,178,419

Transitional Small Business Disclosure Format (Check one):  Yes ( ) No (X)

Part I.  FINANCIAL INFORMATION

                                   EDnet, Inc.
                           CONSOLIDATED BALANCE SHEETS
                     As of March 31, 1998 and June 30, 1997

                                     ASSETS
                                                         3/31/98       6/30/97
                                                       (Unaudited)   (Unaudited)
                                                       -----------   ----------
CURRENT ASSETS
      Cash                                                $42,105       $31,067
      Accounts Receivable, net                            496,343       445,121
      Inventories                                         108,454       202,913
      Other Current Assets                                 39,319       193,949
                                                       ----------    ----------
                    TOTAL CURRENT ASSETS                  686,221       873,050

PROPERTY AND EQUIPMENT, NET                               468,369       556,533
OTHER ASSETS                                               15,904         5,478
                                                       ----------    ----------
      TOTAL ASSETS                                     $1,170,494    $1,435,061
                                                       ==========    ==========
                 LIABILTIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                 $1,118,999    $1,648,167
      Accrued expenses                                    314,964       466,455
      Deferred revenue                                      3,376        69,193
      Line of credit                                        9,073        34,628
      Notes payable                                       424,580       592,286
      Current portion of capital lease obligations         11,175        27,817
                                                       ----------    ----------
      TOTAL CURRENT LIABILITIES                         1,882,167     2,838,546

LONG TERM LIABILITIES                                     627,244       770,904
                                                       ----------    ----------
      TOTAL LIABILITIES                                 2,509,411     3,609,450

STOCKHOLDERS' EQUITY
      Common  stock;  par value $.001 per share
      Authorized  50,000,000  shares, 8,178,419
      and 5,720,465 shares issued and outstanding
      as of March 31, 1998 and June 30,1997
      respectively                                          8,178         5,720

      Preferred Stock; par value $1,000 per share
      Authorized 1,750 shares, 150 shares
      issued and outstanding as of March 31, 1998               -       165,596

      Capital paid in excess of par value
      of common stock                                   5,332,638     4,411,577

      Accumulated Deficit                              (6,679,733)   (6,757,282)
                                                       ----------    ----------
      TOTAL STOCKHOLDERS' EQUITY                       (1,338,917)   (2,174,389)

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,170,494    $1,435,061
                                                       ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   EDnet, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
            For the Three and Nine Months ended March 31, 1998 & 1997

                                                Three Months               Nine Months
                                               Ended March 31            Ended March 31
                                                ( Unaudited )             ( Unaudited )
                                          ----------------------------------------------------
                                              1998         1997        1998         1997
                                          ----------------------------------------------------
Revenues:
    Equipment sales and installation          $268,951     $192,778    $709,511      $834,483
    Site development and services              211,417      205,157     571,296       781,032
    Access, Usage, and Hosting fees            549,408      504,199   1,596,917     1,306,063
    Other fees                                  30,128       36,718      94,208        95,357
                                          ----------------------------------------------------
                                             1,059,904      938,852   2,971,932     3,016,935

Cost of sales                                  688,422      515,022   1,919,627     1,718,837
                                          ----------------------------------------------------

    Gross Profit                               371,482      423,830   1,052,305     1,298,098

Research & Development                               -       51,188           -       974,284
Sales and Marketing expenses                   148,336      232,412     471,696       670,284
General and Administrative expenses            306,151      838,319   1,179,199     1,949,637
                                          ----------------------------------------------------
                                               454,487    1,121,919   1,650,895     3,594,205

    Income (loss) from operations              (83,005)    (698,089)   (598,590)   (2,296,107)
                                          ----------------------------------------------------

Other income (expense):
    Interest income (expense)                  (16,192)    (164,118)    (37,985)     (261,412)
    Other income (expense)                     214,293        2,323     551,078         2,323
                                          ----------------------------------------------------

    Total other income (expense), net          198,101     (161,795)    513,093      (259,089)
                                          ----------------------------------------------------

    Income (loss) before provision
      for income taxes                         115,096     (859,884)    (85,497)   (2,555,196)

Income taxes                                         -        3,266       2,400         3,266
                                          ----------------------------------------------------

    Net income (loss)                         $115,096    $(863,150)   $(87,897)  $(2,558,462)
                                          ====================================================

Net Income (Loss) Per Common Share               $0.01       $(0.17)     $(0.01)       $(0.54)
                                          ====================================================

Weighted Average Number
    of Shares Outstanding                    8,032,899    5,178,909   7,516,790     4,747,188
                                          ====================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   EDnet, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the Nine Months ended March 31, 1998 and 1997

                                                       3/31/98        3/31/97
                                                     (Unaudited)    (Unaudited)
                                                      ----------     ----------
Cash flows from operating activities:

    Net income (loss)                                   $(87,897)   $(2,558,462)

    Adjustments to reconcile net loss to
    cash used in operating activities:

       Depreciation and amortization                     147,201        307,771
       Provision for doubtful accounts                   (10,930)         3,498
       Noncash compensation expenses                     421,244        222,541
       Decrease (increase) in other current assets       (22,462)        12,539
       Decrease (increase) in accounts receivable        (40,292)      (160,180)
       Decrease (increase) in inventory                   22,478        (88,826)
       Increase (decrease) in accounts payable
          and accrued expenses                        (1,069,862)       926,202
       Increase (decrease) in deferred revenue           (65,817)       (52,344)
                                                      ----------      ---------
          Net cash used in operating activities         (706,337)    (1,387,261)
                                                      ----------      ---------
Cash flows from investing activities:

    Purchase of property and equipment                   (18,817)      (276,116)
    Sale of property and equipment                         9,844              -
    Proceeds from sale of assets                         495,000              -
                                                      ----------      ---------
          Net cash used in investing activities          486,027       (276,116)
                                                      ----------      ---------
Cash flows from financing activities:

    Repayment on borrowings                             (310,208)      (379,116)
    Proceeds from borrowings                             569,422      1,000,000
    Repayments on capital leases                         (28,754)       (22,526)
    Issuance of common stocks                                888              -
    Issuance of shares under Reg D                             -        738,011
    Issuance of shares under Reg S                             -        163,352
                                                      ----------      ---------
          Net cash provided by financing activities      231,348      1,499,721
                                                      ----------      ---------

                 Net increase (decrease) in cash          11,038       (163,655)
                                                      ==========      =========

Cash at beginning of period                               31,067        221,875
                                                      ----------      ---------

Cash at end of period                                    $42,105        $58,219
                                                      ==========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   EDNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Basis of Presentation
     In the opinion of management, the unaudited consolidated condensed financial statements included herein have been prepared on a consistent basis with the June 30, 1996 audited and June 30, 1997 unaudited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. As reported in the audited financial statements of June 30, 1996 and the unaudited financial statements of June 30, 1997, EDnet Inc. (the Company) has not been able to generate any profit since inception until last quarter. The Company had executed a Letter of Agreement (LOI) to be acquired by Curtis Mathes Holding Corporation (Curtis Mathes) as described in Note 10, which was subsequently rescinded by Curtis Mathes on January 29, 1998 as per Note 12. If the Company is unable to raise additional funds or consummate a merger or other transaction, it may not have the financial resources to continue as a going concern. The financial statements do not contain any adjustments that may be needed if the Company is unable to continue as a going concern.

2.   Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Entertainment Digital Network, Inc. (EDN) and Internet Worldwide Business Solutions, Inc. (IBS). Material inter-company transactions and balances have been eliminated.

3.   Loss per Share
     Net income for the quarter ended March 31, 1998 and the loss per share for the nine months ended March 31, 1998 has been computed using the weighted average number of common shares outstanding totaling 8,032,899 shares for the three months and 7,516,790 for nine months ended March 31, 1998. There were a weighted average of 5,718,909 shares outstanding for the three months and 4,747,188 for nine months ended March 31, 1997. Due to the Company's loss position, common equivalent shares have been excluded because they are anti-dilutive.

4.   Notes Receivable
     In connection with the licensing by IBS to Breakthrough Software, Inc. (Breakthrough) of IBS' software, completed in the prior quarter, the Company had an unsecured note receivable from Breakthrough of $250,000, which was amended effective December 19, 1997. The Note was reduced by a debt transfer by IBS and assumption by Breakthrough of the Global Automation, Inc., debt of $91,891.65 and San Jose Mercury News of $2,000. The $156,108.35 balance of the Note was canceled and substituted by a Convertible Subordinated Promissory Note. On March 13, 1998, the company sold the balance of Breakthrough's note receivable $156,108.35 to an outside investor of Breakthrough Software, Inc. for $80,000. The Company had established a 100% reserve against the note in fiscal year ending June 30, 1997.

5.   Notes Payable
     On March 19, 1998, the company wrote off a forgiven debt of $100,000.00, the first of two notes receivable from IDB Communications Group Inc (IDB). On the advice of legal and auditing firms, these notes were kept on the books until the four (4) year statute of limitations expired. The second note for $100,000 will be written off on April 8, 1998.

6.   Sale of Breakthrough Preferred Stock
     On November 3, 1997, the Company entered into an agreement to sell the Company's 2,000,000 shares of Breakthrough Series A Convertible Preferred Stock for $415,000 and to exchange the balance of the unsecured note of $156,108 due March 31, 1998 into a Convertible Promissory Note with Common Stock Purchase Warrants as described in Note 4. The first payment of $250,000 for the sale was received on November 7, 1997, a second payment of $67,995.04 on December 19, 1997 and the balance of $97,004.96 on January 21, 1998.

7.   Letter of Intent.
     On December 23, 1997, Curtis Mathes and the Company entered into a Letter of Intent wherein Curtis Mathes would acquire all of the outstanding shares of the Company. In the acquisition, the outstanding Company common stock would have been exchanged for newly issued shares of common stock of Curtis Mathes on a one for one basis. As a result of the acquisition, the Company would have become a wholly-owned subsidiary of Curtis Mathes. However, on January 29, 1998, Curtis Mathes informed the Company that they had decided not to proceed with the acquisition of the Company based on their opinion that certain contingencies in the Letter of Intent did not occur.

8.   Revolving Credit and Security Agreement
     Under a revolving credit and security agreement executed on December 30, 1997, Curtis Mathes (Lender) established a Revolving Credit in favor of the Company in an aggregate principal amount at any one time outstanding not exceeding $1,000,000. The amount of any borrowing may be repaid in whole or in part within one (1) year from date of funding and such repaid amounts may be thereafter re borrowed. All principal and accrued interest due on such borrowing must be repaid within one (1) year from date of funding. The annual rate of interest is at the rate equivalent to the rate described by the Wall Street Journal as the prime rate in effect from time to time, plus one and one-half (1.5%).The Company has granted security interest as collateral all accounts, contract rights and general intangibles relating to accounts, receivables and claims whether now or hereafter arising; all inventory, wherever located and whether now or hereafter existing; and all equipment, wherever located and whether now or hereafter arising.

     The Company borrowed $75,000 under this agreement on December 30, 1997. The Company borrowed an additional $275,000 under the Revolving Credit and Security Agreement from January 1, 1998 to January 22, 1998. The Company had repaid through January 27, 1998 against the loans a total of $221,493.58 leaving a balance due on the principal of $129,987.74 and accrued interest as of March 31, 1998 of $2,381.03.

9.   Conversion of Preferred Stock
     Corner Banca S A converted its 150 shares of preferred stock to 150,000 shares of common stock at $1.00 per share on January 8, 1998.

10.  Subsequent Events
     On April 2, 1998, Charles W. Clark submitted his resignation as a director of EDnet, Inc. for personal reasons.

                                   EDNET, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

For the three months ended March 31, 1998, the Company's revenues were $1,059,904, an increase of 11.42% compared to revenues of $938,852 in the comparable period last year. Increases in revenue resulted from audio codec equipment sales, network access, usage fees and hosting revenues. Revenues for the nine months ended March 31, 1998 decreased 1.5% to $2,971,932 compared to revenues of $3,016,935 in the comparable period last year. Decreases in revenue are primarily due to decreases in web site development, and for sales of equipment in the first two quarters. The decline of equipment revenues in the nine months ended March 31, 1998 was due to unavailability of inventory because of vendor credit restrictions. However, there were increases in network access, usage fees and hosting revenues associated with a growing installed base for the past nine months.

Gross Profit decreased to $371,482 or 35% of sales, in the three months ended March 31, 1998 compared to $423,830, or 45% of sales, in the equivalent period last year. For the nine months ended March 31, 1998 gross profit decreased to $1,052,305, or 35% of sales, from $1,298,098, or 43% of sales in the equivalent period last year. Decreases in gross profit as a percentage of sales compared to prior periods are primarily due to increase in web programmers costs and hosting services of $185,102 for the three months ended March 31, 1998 and nine month costs of $469,821. In prior periods these costs were shown as operating overhead costs. If these items were included in overhead rather than cost of sales for our current quarter and year-to-date, the gross profit for three months ended March 31, 1998 would be $556,584 or 52% of sales compared to $423,830 or 45% of sales in the equivalent period, and for the nine months ended March 31, 1998, the gross profit would increase to $1,522,126 or 51% of sales from $1,298,098 or 43% of sales.

Operating expenses (including Research & Development, Sales & Marketing, and General & Administrative) decreased to $454,487 in the three months ended March 31, 1998 compared to $1,121,919 in the equivalent period last year. For the nine months ended March 31, 1998 operating expenses decreased to $1,650,895 from $3,594,205 in the equivalent period last year. There were significant non-recurring expenditures in the three months and nine months ended March 31, 1997 which included the following: (1) Three and nine months expenditures on Research & Development were $51,188 and $974,284. (2) Expenses of $313,160 for three months and $561,112 for nine months, included the amortization of the cost of Liviakis consulting agreement, amortization of goodwill, non-recurring legal and accounting costs associated with the IBS acquisition, the Company's three year audit, the filing of Form 10-SB registration statement with the SEC, and fees associated with the Senior Notes. The Company did not incur any research and development expense during the current three and nine months ended March 31, 1998. This reduction in research and development from prior equivalent periods is due primarily to the action taken to license the Company's IBS Internet software product to Breakthrough Software Inc. (Breakthrough), rather than continue development efforts. Other operating expenses include reductions of $185,102 for the three months and $469,821 for nine months ended March 31, 1998, of web development cost and hosting service expenses that are now included in the cost of sales for web development and hosting services. The major non-recurring expense of $400,000 for the current nine months period represents the cost of the 400,000 shares of S-8 common stock of the Company issued under the Charles Clark consulting agreement in July, 1997.

Other income and expenses increased to a positive $198,101 in the three months ended March 31, 1998 compared to a negative $161,795 during the equivalent period last year. For the nine months ended March 31, 1998 net other income and expenses increased to a positive $513,093 compared to a negative $259,089 in the equivalent prior period. The increase in other income was attributed to sale of assets for the investment of Breakthrough of $415,000 (Note 5), restructuring of certain accounts payable debts of $165,793 and write-off of the note payable of $100,000 from IDB (Note 5). For the three and nine month period ending March 31, 1998, other income also includes the reduction of $91,892 for transfer of debt against the reserved note receivable from Breakthrough, and the sale of the balance of this reserved note to an outside investor for $80,000 (Note 4).

The decrease in interest expense was due to the restructuring of senior notes on June 30, 1997, which resulted in interest expense decreasing from $164,188 to $16,192 for three months ended March 31, 1998 and decreasing from $261,412 to $37,985 for nine months ended March 31, 1998 compared to their respective comparable periods.

For the three months ended March 31, 1998, the Company produced a net income of $115,096 or $0.01 per share based on a weighted average of 8,032,899 shares outstanding, compared with a net loss of $863,150, or ($0.17) per share based on a weighted average of 5,178,909 shares outstanding in the prior year. The Company incurred a net loss for the nine months ended March 31, 1998 of $87,897, or ($0.01) per share based on a weighted average of 7,516,790 shares outstanding, compared with a net loss of $2,558462 or ($0.54) per share, based on a weighted average of 4,747,188 shares in the prior period.

Financial Condition, Liquidity, and Capital Resources

At March 31, 1998, the Company's accumulated deficit was $6,679,733 and its working capital deficit was $1,195,946. The rate of decrease in the Company's accumulated deficit declined in the quarter ended March 31, 1998 due primarily to the sale of assets for investment of Breakthrough (Note 6), assumption of debt by Breakthrough against a note receivable which was fully reserved (Note
4), restructuring of the debt with certain vendors, and writing off the note payable from IDB (Note 5). The Company's working capital deficit improved by $769,550 since June 30, 1997 due primarily to the restructuring of Morgan Fuller's Senior Notes, the Conversion of Irawan Onggara's Note Payable to equity, and the improvement in net income. The Company has also made several adjustments to its operations to further reduce costs during the nine month period.

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

         (a) (27) Financial Data Schedule, filed electronically

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              EDNET, INC.



May 11, 1998                                  By: /s/ Tom Kobayashi
                                                  -------------------
                                                  Tom Kobayashi
                                                  Chairman and CEO




                                              By: /s/ David Gustafson
                                                  -------------------
                                                  David Gustafson
                                                  President