Form 10KSB
period 1998-06-30
EDNET INC
filed 1998-10-13
CIK 1004233

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended June 30, 1998

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

                               Colorado 84-1273795
              ------------------------------- ---------------------
                 State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                One Union Street, San Francisco, California 94111
          ----------------------------------------------------- -------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (415) 274-8800

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.001
                                (Title of Class)



         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] (See Disclosure Items Omitted)

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Issuer's revenues for the twelve months ended June 30, 1998 were $4,004,341.

         As of September 8, 1998, the aggregate market value of the Common Stock of the Registrant based upon the closing bid prices of the Common Stock, as quoted on the OTC Bulletin Board, held by non-affiliates of the Registrant was approximately $2,739,447.17

         As of September 8, 1998, 16,761,836 shares of $0.001 par value Common Stock, of the Registrant were outstanding.

                                     PART I


ITEM 1    DESCRIPTION OF BUSINESS
---------------------------------

Summary of Business

EDnet, Inc., ("EDnet" or, the "Company"), a Colorado corporation, develops and markets integrated systems for the delivery, storage and management of professional-quality digital communications for media-based applications, including audio and video production for the North American advertising and entertainment industry. The Company has established a private wide-area network through strategic alliances with long distance carriers, regional telephone companies, satellite operators and independent fiber optic telecommunications providers, which enables the exchange of high quality audio, compressed video and multimedia data communications. The Company provides engineering services, application-specific technical advice, and audio, video and networking hardware and software as part of its business. Additionally, through its subsidiary, Internet Business Solutions Inc. ("IBS"), the Company provides Internet web site development and hosting to businesses conducting Internet commerce.

Industry Overview

The digital communications industry originated in the 1970s based on the ability of digital technology to support new and advanced communication capabilities. Digital data can be compressed, enabling data-dense applications such as the instantaneous exchange of large amounts of data and high-quality concurrent (or real-time) interactive communication over any distance. The Company's primary expertise is in systems integration using telecommunications and Internet technology.

Business of the Company

Principal Markets. The Company sells its services to the advertising and entertainment industry, including production and post-production companies, advertisers, producers, directors and talent. The Company's networking technology makes it possible for producers, directors and talent to interact in real time, with less interruption of their schedules, despite being in separate locations. The Company's management ("Management") believes that this is of growing importance in the entertainment industry because, while the production of audio and video entertainment is inherently a creative process requiring the collaboration of many parties, increasingly, the participants in this process are in separate locations. Traditionally, this fact has accounted for frequent travel and delay being a necessary element of the audio and video production process. The Company's technology is designed to address this situation by allowing the collaborative process to go forward despite physical separation.

The Company has established a "network" of recording studios; to join this network a studio generally enters into an agreement with the Company to become part of the network for a term of three years. Being part of the Company's network allows a studio (which the Company refers to as an "affiliate studio") to establish a link with, and therefore transmit audio and/or video information to, any other affiliate studio. An affiliate studio may also participate in joint promotional and advertising activities describing the Company's network of affiliate studios, and has access to certain technical support described below and a software directory of affiliate studios. Affiliate studios also are charged lower link-up rates than those charged to non-affiliate studios to connect to studios with incompatible equipment. Currently, the network is composed of over 450 studios across North America, with major concentrations in California, Seattle, St. Louis, Chicago, Minneapolis, Atlanta and on the East Coast from Washington, D.C. to New York and Boston. By granting access to its network, the Company earns one-time fees from customers for the sale and installation of its equipment and ongoing fees for the use of the network.

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

Technical Support. The Company maintains a staff of technical support personnel to respond to customer inquiries during business hours. For emergency support during non-business hours, domestic customers can contact Company personnel through a toll-free 800 number, while a special direct-dial telephone number is available for international customers. The Company can resolve the vast majority of technical support issues directly through its network connection, which enables Company personnel to perform remote diagnostics directly on a customer's equipment. In the event that the Company is unable to diagnose and service a hardware or software problem via the remote network connection, a customer can ship equipment to the Company for on-site, or "bench", diagnostics and service. The company maintains a small supply of field replacement equipment for occasional emergency customer needs. These services are included as part of the customer's usage fee structure.

Key Suppliers and Alliances. The Company functions as a systems integrator by acquiring other companies' technologies and integrating them into an effective communications solution. The Company does not manufacture any of the components used in its network, but rather purchases digital communications equipment components directly from their manufacturers, including Dolby Labs, Telos, Musicam USA, APT, PictureTel and Cosmic Inventions, Inc. The Company performs installation services and further equipment integration. Because the individual components used in the Company's systems are available from more than one reliable source or manufacturer, Management believes the risk of an adverse impact to the Company's business from an interruption in supply from any single supplier is minimal. The Company also maintains a small ongoing inventory of all of the components of its various communications products. Most of the Company's suppliers have offices and/or distribution points near the Company's San Francisco headquarters. In the event that the Company does not have sufficient inventory on-hand to fulfill a system hardware order, the Company can usually order and receive additional inventory with turnaround times of as little as twenty-four hours and generally no more than four weeks.

Marketing. The Company markets its services through a direct full-time sales staff and by appearing at industry trade shows.

Description of Current and Developing Products

Audio Media Networking Services. The Company develops integrated system solutions (its "Audio Media Communications Service") which provide compression and transmission of studio quality audio signals over fiber optic lines (i.e., telephone digital data lines) between separate studios. The audio data can also be accompanied by time codes so that operators at the different studios can synchronize the audio to film projectors or VCR machines in order to allow the real time editing of movies and video. Upon installation of an audio media communications system and the requisite sound equipment, a studio becomes an "affiliate studio", equipped with a device to digitize, compress, send, receive and decompress audio media (known as a "codec"). In addition, the studio becomes a part of the Company's network of media production and post production studios. The purchase price of these audio media communications systems ranges from $4,500 to $18,000. The Company pays local telephone service providers telephone connection installation charges (depending upon bandwidth requirements, from $250 to $1,000) and monthly recurring connection charges (from $50 to $300), most of which is reimbursed to the Company by its customers. Outside customers (non-affiliates) seeking to access media production facilities or otherwise review or edit an audio clip with the assistance of a person in a different location can do so through these affiliate studios. By using the Company's Electronic Directory Software, someone in an affiliate studio can determine whether that studio, or another affiliate studio, operates equipment that is compatible with the needs of the customer. Once the appropriate affiliate studio is chosen, the customer can schedule an appointment to use the network. If nearby studios do not have compatible equipment, the Company's personnel in San Francisco can digitally "bridge" the studios together. The customer then pays a network access fee to the Company. The primary market for the Audio Media Communications Service are radio and television advertisers, motion picture and television program production companies and music recording companies.

Video Media Networking Services. The Company has entered into negotiations with Cosmic Inventions, Inc., of Columbus, Ohio to market its Spot Rocket Systems as part of EDnet's Video Media Networking System. The Spot Rocket is similar in concept to the Company's Audio Media Communications Service. Through the use of similar equipment located at affiliate studios, the Company manages the transmission of approval-quality video segments between studios. The Spot Rocket system transmits video information using 128 to 512 kilobit ISDN data lines. Using its direct-dial feature, Spot Rocket operates on the same principle as the Company's existing Audio Media Communications Service, except that the transmission does not happen in "real time." However, using this technology, video media producers and their customers can efficiently and effectively transmit edits, approvals, or modifications to video and other types of media, including special effects media and graphic media (including prints and logos). Management believes the Spot Rocket system is similar to e-mail for video and, compared to conventional methods of transmitting video, i.e., mail or physical travel, can significantly increase the speed and efficiency of the video editing process.

As with the Company's Audio Networking Services, outside customers (non-affiliates) seeking to access media production facilities or otherwise review or edit video with the assistance of a person in a different location could do so by paying a fee to use an affiliate studio. The customer would also pay a network access fee to the Company. The purchase price of the Spot Rocket Video System ranges from $12,000 to $25,000. The Company pays local telephone service providers telephone connection installation charges (depending upon bandwidth requirements, from $200 to $400) and monthly recurring connection charges (from $40 to $150), most of which is reimbursed to the Company by its customers. The primary market for the Spot Rocket Video System includes television advertisers, motion picture and television series production companies and other corporate video users. Management believes that over 50% of the Company's current audio network clients will have the need to send videos utilizing the same ISDN lines they are presently using on the audio network. The Company is currently finalizing plans with Cosmic Inventions, Inc. to be the exclusive dealer of the Spot Rocket video communications system.

Internet Website Development and Hosting Services. The Company is also in the Internet services marketplace through its subsidiary, IBS, an Internet services provider specializing in the development and hosting of web sites for companies doing business on the Internet. When IBS merged with and into a subsidiary of the Company, the Company improved its ability to integrate numerous technologies to yield cost-effective media communications solutions. IBS's services include strategy consulting; Intranet, Extranet and web site design, deployment and hosting; E-Commerce business system analysis and design; technology integration; graphic design and user interface development; and maintenance and support.
IBS markets its services to medium and large sized companies.

Internet Audio. Vastly improved technology now enables the delivery of CD quality audio via the Internet. In order to provide its professional customers with services utilizing this technology, the Company has entered into marketing partnerships with Liquid Audio and Real Audio to sell, support and host professional services using their encoding and compression technology. EDnet creates "Virtual Studios" for these Internet audio service companies. With this technology, users will be able to search for and sample very high quality audio clips, make selections and download the full length audio from an EDnet server for replaying or further editing at a convenient time, even in an uncompressed form, if necessary. Record companies, recording studios, producers and distributors of radio and TV commercials, artists, producers, broadcasters, Internet music shopping services, and many other Internet users can utilize the Company's Virtual Studios for the transfer of audio for direction, approval, editing, production, distribution, and webcasting - broadcasting over Internet connections. Music and sound effects libraries can market to much larger audiences, and musicians will have completely new opportunities for the direct consumer distribution of new recordings via the world wide web. With its Virtual Studios, EDnet may be able to provide many of its audio service company customers all of their required connectivity, encoding and decoding software, library and server hosting and access, along with technical and marketing support.

Competition

Audio and Video Networking. Competition in the audio and video networking business is based on the ability to provide systems compatibility and proprietary off-the-shelf codecs. Due to the difficulty and expense of developing and maintaining private digital networks, Management believes that the number of competitors is, and will remain, small. The Company's principal competitor in audio networking has been Globe Cast or 3D2, a division of IDB, which is owned by French Telecom. Until March 31, 1995, 3D2 was the exclusive North American distributor of apt-X codecs manufactured by Audio Processing Technology ("APT"), which were in demand in the radio voice-over market. In April 1995, the Company became one of APT's few distributors and through aggressive marketing, within six months became APT's largest worldwide distributor. The Company's primary video networking competitors will be VYVX, a division of Williams Co., and WAM!NET, a private Minnesota company. These companies offer video networking services utilizing more expensive, higher-bandwidth fiber connections than the Company's networking services.

Patents & Trademarks

The Company does not own any patents and relies instead on a combination of statutory and common law copyright, trademark and trade secret laws to protect its rights in its proprietary technologies. The Company has registered "EDnet" and "Entertainment Digital Network" as trademarks with the U.S. Patent and Trademark Office. The Company also owns the registered trademark "ZeroC."

Research and Development

The Company made no research and development expenditures in 1998. In 1997, the Company's research and development spending totaled $1,017,233, all of which was related to the development of software by the Company's subsidiary, IBS. The software development component of IBS's business was sold to a new business in a reorganization of IBS in early 1997 (see "IBS Reorganization - Breakthrough Software"). The Company did not spend any funds on material customer-sponsored research and development during the past two years.

Governmental Approvals and Regulation

The Company's products and services are currently not subject to regulation by any government agency or regulatory body.


History and Organization

Background. Prior to founding the Company, two members of the current management team were employed by Skywalker Sound ("Skywalker"), the post production division of LucasArts/Lucasfilm Ltd. ("LucasArts"). In 1991, while at Skywalker, they made a breakthrough in the application of digital communications technology. They were able to send four channels of compressed, professional-quality digital audio over T-1 fiber-optic telephone lines (individual DSO or channels over a single line) from a Skywalker studio in Northern California to a Skywalker studio in Southern California. The group thereafter sent the audio mix for the movie Backdraft, then under production, between the two studios on a daily basis. The result was that Backdraft was the first film in which the director reviewed movie audio from a remote studio on the same day it was produced.

Based upon this success (and with the acknowledgment of LucasArts), the Company's management organized Entertainment Digital Network ("EDN") as a Nevada corporation on June 26, 1992, set up a trial network of seven studios, and developed other proprietary technology to market digital communications systems and services to the music, movie and television industries. On January 25, 1993, EDN was re-incorporated in the State of California.

Effective August 27, 1993, EDN acquired the assets of Digital Patch Systems ("Digital Patch"), an unrelated networking service provider. At that time, Digital Patch used MPEG-based audio-compression, switched 56 and ISDN data lines, which the Company has since adopted, and continues to use, as its primary technology. Management believed that ISDN, which had become the standard in the telecommunications industry in Europe, Japan and many parts of the Pacific Rim, would likewise become the standard in the U.S. ISDN is, in fact, now common in most areas of the world.

Merger With AP Office Equipment. On or about September 20, 1995, EDN's management determined that it was in EDN's best interests to effect a business combination with a company whose shares were publicly-traded in order to access the public capital markets. Toward this end, EDN, its seven largest shareholders and AP Office Equipment, Inc. ("AP"), an unrelated company, entered into a Stock Purchase Agreement pursuant to which such shareholders exchanged their EDN common and preferred stock for 1,275,818 shares of AP common stock, par value $.001 per share (the "Common Stock"). In addition, (a) outstanding non-qualified options to purchase an aggregate of 263,420 shares of EDN common stock at an exercise price of $.10 per share were converted into options to purchase an aggregate of 230,479 shares of Common Stock at an exercise price of $.11 per share, and (b) outstanding warrants to purchase an aggregate of 347,343 shares of EDN common stock at $2.625 per share, which terminated as of October 31, 1996, were converted into warrants to purchase an aggregate of 303,908 shares of Common Stock at an exercise price of $3.00 per share. The closing of these transactions was contingent upon the sale of an additional 1,500,000 shares of Common Stock at a price of $0.665 per share, which AP successfully completed later that year.

By means of an Amendment of Articles of Incorporation which was filed with the Colorado Secretary of State on September 29, 1995, AP changed its name to "EDnet, Inc." Finally, pursuant to a Stock Purchase Agreement executed by the Company and the remaining shareholders of EDN, dated as of October 18, 1995, such shareholders sold their EDN common stock to the Company in exchange for 243,720 shares of Common Stock. EDN thereby became, and remains, a wholly-owned subsidiary of the Company.

IBS Transaction. The Company acquired all of the outstanding shares of common stock of Internet Business Services, Inc. ("IBS"), an unrelated Internet services provider, through a merger of IBS into a subsidiary of the Company pursuant to an Agreement and Plan of Reorganization dated June 24, 1996 (the "IBS Agreement"). As consideration for such merger, the Company issued to the two IBS shareholders, Trevor Stout and Randall Schmitz: (i) two promissory notes in the aggregate principal amount of $250,000 (the "First IBS Notes"); (ii) two promissory notes in the aggregate principal amount of $250,000 (the "Second IBS Notes"); and (iii) 311,284 shares of Common Stock. The First IBS Notes were due sixty (60) days after the closing of the IBS Agreement and were repaid by the Company in August 1996. The Second IBS Notes originally provided for interest of eight percent (8%) and maturity on the earlier of one year from the closing of the IBS Agreement or fifteen (15) days after the closing of a public offering by the Company of its Common Stock. In addition, pursuant to an earn-out plan, Messrs. Stout and Schmitz were originally entitled to receive up to an aggregate of 500,000 shares of Common Stock if IBS met certain specified performance goals during a period commencing on the effective date of the IBS Agreement and ending 120 days after June 30, 1999 (the "Earnout"), and Messrs. Stout and Schmitz entered into three-year employment agreements with the Company and IBS (collectively, the IBS Employment Agreements). Finally, the Company granted to three employees of IBS options to purchase an aggregate of 50,000 shares of Common Stock under the Company's Non-Qualified Stock Option Plan at $1.25 per share, which options vest over a three year period. The merger was accounted for as a purchase.

IBS Reorganization - Breakthrough Software, Inc. Subsequently, the Company determined that the cost of supporting IBS in researching, developing and marketing certain software related to the development, operation and maintenance of world-wide web sites (the "IBS Website Software") was, in Management's view, prohibitively expensive. Accordingly, pursuant to an Amendment to the Agreement and Plan of Reorganization dated as of January 31, 1997 and certain collateral documents: (i) IBS licensed the IBS Website Software to a new entity, Breakthrough Software, Inc., a California corporation ("Breakthrough"); (ii) the Company agreed to lend up to $250,000 to Breakthrough to be used for specified purposes, as represented by an unsecured promissory note made by Breakthrough in favor of the Company, payable 30 days after demand after July 1, 1997 or upon the date that Breakthrough closed a financing of not less than $1,000,000 (the "Breakthrough Note"); (iii) Breakthrough issued to the Company 2,000,000 shares of convertible Series A Preferred Stock (the "Breakthrough Series A Preferred Shares") representing (after conversion into Breakthrough common stock) 40% of Breakthrough's outstanding common stock (the remainder of Breakthrough's Common Stock was held by Mr. Stout and Mr. Schmitz); (iv) the Company canceled the Second Notes; and, (v) the Company reduced the number of shares of Common Stock subject to the Earnout from 500,000 to 125,000.

In November, 1997, the Company sold the Company's 2,000,000 shares of Breakthrough Series A Preferred Stock for $415,000. The first payment of $250,000 for the sale of the Series A Preferred Stock was received on November 7, 1997, a second payment of $67,995.04 was received on December 19, 1997 and the balance of $97,004.96 was received on January 21, 1998. (See Note 1 to Consolidated Financial Statements). The Breakthrough Note was amended as of December 19, 1997. The Note was reduced by a debt transfer by IBS and assumption by Breakthrough of certain of the Company's outstanding debts to vendors or suppliers which were connected with the IBS Website Software development business. These included a debt of $91,891.65 to Global Automation, Inc., and an overdue account with the San Jose Mercury News of $2,000, both of which were assumed by Breakthrough. The balance of $156,108.35 in principal due on the Breakthrough Note was canceled and, in its place, the Company received a Convertible Subordinated Promissory Note and warrants to purchase shares of Breakthrough's common stock. (See Note 4 to Consolidated Financial Statements). On March 13, 1998, the company sold this note to an outside investor for $80,000 (See Note 1 to Consolidated Financial Statements).

Investment by Visual Data Corporation. Faced with substantial short- and long-term liabilities at the beginning of the 1998 fiscal year, the Company pursued a number of fundraising opportunities over the year to finance operations and reorganize its past due liabilities to allow the Company to continue as a going concern. Toward the end of the fiscal year the Company identified a suitable investor and strategic partner in Visual Data Corporation ("VDC"), a Pompano Beach, Florida multimedia development and production company. VDC specializes in the production, marketing and distribution of full-motion visual information on various media, including digital video discs, the Internet, other on-line services and, eventually, interactive television. VDC develops full-motion video libraries containing short concise vignettes relating to various topics, including travel, business education, health, fitness, medicine and consumer products.

VDC was a potential customer of the Company's video network, and VDC's own customers were also potential customers of the Company's video network. Believing that an ownership interest in the Company's networking services would be useful in its own distribution efforts, VDC was amenable to a proposal that it invest in EDnet. Subject to the detailed terms and conditions stated in that certain securities purchase agreement between VDC and the Company effective as of June 20, 1998 (the "VDC Purchase Agreement"), VDC agreed to acquire a majority interest in the Company's outstanding shares of common stock (the "VDC Transaction").

Under the VDC Purchase Agreement, VDC acquired 8,563,417 million shares of the Company's common stock, equal to a 51% interest in the Company. As a result, EDnet has approximately 16.7 million shares outstanding. In order to ensure that VDC retain ownership of a majority interest in the Company's Common Stock, VDC was also given an option which mirrors each option and/or warrant outstanding for EDnet common stock as of the closing date, whereby, for every outstanding option and/or warrant existing at the closing date subsequently exercised, VDC can purchase one additional share of common stock at $0.10 per share.

In consideration, the Company received $698,004.32 in cash, 75,000 shares of VDC common stock and warrants to purchase up to 50,000 shares of VDC common stock (valued at $418,250.00); and a promissory note in the principal amount of $283,745.68, secured by certain real property in Florida, for a total acquisition price of $1.4 million.

An additional term of the VDC Transaction, as well as one of EDnet's primary goals in finding an investor, was that the Company restructure certain accounts payable debt the Company had incurred over the prior three years. Therefore, the Company used a substantial portion of the proceeds of the VDC Transaction to repay certain outstanding liabilities and to make current certain delinquent accounts with suppliers. The Company paid certain creditors a total of $414,020 in cash, and assigned others 75,000 shares of VDC common stock and warrants to purchase an additional 50,000 shares of VDC Common Stock, in order to settle claims based on overdue accounts totaling $643,562.47, and to settle claims for repayment of principal and interest of $904,019 on certain promissory notes. (See Part II, Item 5, The Market for the Registrant's Common Stock and Related Stockholder Matters - Recent Sales of Unregistered Securities - Private Placement of Note Participations - Settlement with Morgan Fuller Capital Group LLC.)

As an additional term of its investment, VDC received the right to name four members to the Company's Board of Directors. With the concurrent resignation of one of the existing directors, this was intended to give VDC effective control of the Board. VDC's four nominees began acting as directors at a meeting of the EDnet Board of Directors held on August 6, 1998. At the same time, one of the former Board members, Avi Fogel, resigned from the EDnet Board of Directors. Tom Kobayashi, Chairman of the Board prior to the VDC investment, stepped down as Chairman and was replaced by Randy Selman, President of VDC. In addition, the Company has appointed one of the VDC nominees, Brian Service, to a Director position with particular focus on investor relations, strategic, funding, and cash management issues. The Company has entered into a one year consulting agreement with Mr. Service, under which Mr. Service receives a monthly fee of $6,000.



ITEM 2    PROPERTY
------------------

Description of property

The Company's principal business offices are located at One Union Street, in San Francisco, California. This office is a 5,000 square foot facility that operates as administrative headquarters and provides the centralized network hub for electronically bridging affiliate studios, as well as overall network management. The Company leases this facility pursuant to a Sublease dated November 1, 1993 with Varitel Video, Inc. ("Varitel"), an unaffiliated entity. This sublease provides for a term of five years that commenced November 15, 1993 (with an option to extend for an additional five year term), with monthly lease payments of $8,296.42, plus the Company's proportionate share of rent adjustments under the master lease. In lieu of a security deposit, the Company granted Varitel a security interest in certain of the Company's equipment with an aggregate purchase price of approximately $75,000. Varitel may terminate this sublease upon 90 days prior written notice upon a change in the principal ownership of the Company or in the event that the Company engages in a "competing type of film or video service business like or similar to Varitel" excluding, however, any "networking service application" which the Company offers in connection with its audio, video and other multimedia networking services. Varitel has agreed not to terminate the lease due to the VDC Transaction.

The IBS subsidiary operates from an office located in Mountain View, California. The Mountain View office, located at 2083 Landings Drive, Mountain View, California, is a 2,000-plus square foot facility that operates as its administrative and operations headquarters. IBS leases this facility pursuant to a Building Lease dated August 28, 1995, as amended by a Modification No.1 dated February 13, 1996, with Landmark Investments, Limited, an entity unaffiliated with either IBS or the Company. This lease includes a total of 2,174 square feet of office space, its term currently expires March 3, 2000, and the current monthly payment is $6,413.30, which will increase by three percent on March 4, 1999.

ITEM 3    LEGAL PROCEEDINGS
---------------------------

The Company is not a party to any legal proceedings.






ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

No items were submitted to the shareholders for a vote during the fiscal year ending June 30, 1998.



                                     PART II


ITEM 5    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS
--------------------------------------------------------------------------

Price range of common stock

The Company's common stock is traded on the OTC electronic bulletin board under the symbol DNET. The reported high and low bid information as quoted on the OTC bulletin board for the period July 1, 1996, through June 30, 1998, is shown below. The high and low bid information as quoted on the OTC bulletin board represents prices between brokers and dealers and does not include retail markups, markdowns or commissions to the broker-dealer.

              High and Low Bid Price for Registrant's Common Stock
                       July 1, 1996 through June 30, 1998

Period                               High                          Low
------                               ----                          ---

Quarter ended June 30, 1998          .46                           .46
Quarter ended March 31, 1998         .10                           .10
Quarter ended December 31, 1997      .19                           .15
Quarter ended September 30, 1997     .75                           .53

Quarter ended June 30, 1997         2.06                           .50
Quarter ended March 31, 1997        2.19                          1.06
Quarter ended December 31, 1996     3.44                          1.00
Quarter ended September 30, 1996    3.75                          3.00

The number of holders of record of the Company's common stock as of July 22, 1998, was approximately 610.


Dividends

The Company has never paid cash dividends on its common stock, and intends to utilize current resources to expand its operations. Moreover, outstanding warrants restrict the ability of the Company to pay dividends. Therefore, the Company anticipates that cash dividends will not be paid on the Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

Investment by Visual Data Corporation. As discussed more fully in Part I - Item
1. Description of Business - History and Organization - Investment by Visual Data Corporation, pursuant to the VDC Purchase Agreement, as of June 20, 1998, VDC acquired 8,563,417 million shares of the common stock of EDnet, Inc., equal to a 51% interest in the company. In consideration, the Company received $698,004.32 in cash, 75,000 shares of VDC common stock and warrants to purchase an additional 50,000 shares of VDC common stock, valued at $418,250.00, and a secured promissory note in the principal amount of $283,745.68, totaling $1.4 million. VDC was also given an option which mirrors each option and/or warrant outstanding for EDnet common stock as of the closing date of the VDC Transaction, whereby, for every outstanding option and/or warrant existing at such closing date, subsequently exercised, VDC can purchase one additional share of common stock at $0.10 per share. As a result of this transaction, EDnet has approximately 16.7 million shares outstanding.

Private Placement of Note Participations - Settlement with Morgan Fuller Capital Group LLC. With funds and securities obtained by the Company from the sale of Common Stock to VDC, the Company was able to retire certain outstanding debt to Morgan Fuller Capital Group LLC ("Morgan Fuller"), an investment banker the Company had retained for financial advisory services during the prior fiscal year when the Company conducted a private placement offering of participations in secured promissory notes. As of March 31, 1997, Morgan Fuller had purchased an aggregate of $1,000,000 of participations in the secured notes, for resale to investors, and the Company had agreed to pay Morgan Fuller a cash fee of one and one half percent of the aggregate principal amount of the promissory notes issued by the Company. Morgan Fuller also received a series of warrants to purchase shares of Common Stock on varying terms. As of June 30, 1997 the Company had granted Morgan Fuller: (i) warrants to purchase 250,000 shares of Common Stock at an exercise price of $6.37 per share, in exchange for general advisory services; (ii) warrants to purchase 39,255 shares of Common Stock at an exercise price of $4.25 per share and warrants to purchase 42,205 shares of Common Stock at $3.69 per share in connection with the sale of the participations in the secured notes; and (iii) warrants to purchase an additional 55,970 shares of Common Stock at $2.68 per share, in consideration of an extension of the term of the note participations.

On June 20, 1998, concurrently with the closing of the VDC Transaction, the Company settled its debt with Morgan Fuller related to the sums due on the notes and unpaid advisory fees by assigning to Morgan Fuller 75,000 shares of VDC common stock, valued at $3.75 per share, and warrants to purchase 50,000 shares of VDC stock at $2.74 per share, for a total agreed value of $418,250. Additionally, the Company repriced certain EDnet warrants held by Morgan Fuller and the noteholders by reducing the exercise price to $0.25 per share, and Morgan Fuller foregave the balance of the debt still owing in the amount of $381,269.

T Bar W Ranch Investments, Inc. Under a subscription agreement signed July 10, 1997, the Company received a commitment by T Bar W Ranch Investments, Inc. ("T Bar W") to purchase 3,750,000 shares of Common Stock at a price of $0.20 per share. Each share came with a warrant (with anti-dilutive rights) to purchase an additional share of Common Stock at an exercise price of $1.00 and an expiration date five years from the date of issuance. However, the amount invested by T Bar W totaled only $147,596, and the Company was unable to obtain the full amount of T Bar W's funding commitment.

At the time of the investment by VDC, the Company and T Bar W agreed that T Bar W would receive only a number of shares reflecting the amount of funds actually invested at $0.20 per share. Thus, on June 19 1998, the Company issued T Bar W 738,000 shares of Common Stock and a warrant (without anti-dilutive rights) to purchase an additional 738,000 shares of Common Stock at an exercise price of $0.10 with an expiration date five years from the date of issuance (See Note 1 to Consolidated Financial Statements).

Curtis Mathes Holding Corporation (now known as uniView Technologies, Corp.). On December 23, 1997, Curtis Mathes Holding Corporation ("Curtis") and the Company entered into a Letter of Intent wherein Curtis stated its intention to acquire all of the outstanding shares of the Company. In this acquisition, the outstanding Company common stock would have been exchanged for newly issued shares of common stock of Curtis on a one for one basis. As a result of the acquisition, the Company would have become a wholly-owned subsidiary of Curtis. However, on January 29, 1998, Curtis informed the Company that it had decided not to proceed with the acquisition based on its opinion that certain contingencies in the Letter of Intent did not occur.

Instead, under a Revolving Credit and Security Agreement executed on December 30, 1997, (the "Credit Agreement") Curtis established a revolving credit in favor of the Company in an outstanding aggregate principal amount not exceeding $1,000,000 at any one time. The amount of any borrowing could be repaid in whole or in part within one year from the date of funding, and such repaid amounts thereafter could be re-borrowed. All principal and accrued interest due on such borrowing was to be repaid within one year from date of funding. The annual rate of interest was the rate equivalent to the rate described by the Wall Street Journal as the prime rate in effect from time to time, plus one and one-half percent. Additionally, the Company granted Curtis a security interest in the Company's accounts receivable, inventory, equipment, and certain other intangible property rights as collateral for the loan.

The Company borrowed $75,000 under the Credit Agreement on December 30, 1997, and an additional $275,000 from January 1, 1998 to January 22, 1998. Through January 27, 1998, the Company had repaid Curtis a total of $221,493.58 against the balance due under the Credit Agreement, leaving a balance due on the principal of $129,987.74 and accrued interest as of June 19, 1998 of $5,012.26.

With funds received from VDC in advance of its acquisition of Common Stock under the VDC Purchase Agreement, the Company terminated its Credit Agreement with Curtis. Thus, on June 19, 1998, the Company paid Curtis a total of $100,000 in settlement of all sums due and outstanding under the Credit Agreement, and the balance of outstanding principal plus interest, totaling $35,000, was discharged at the same date. (See Note 1 to Consolidated Financial Statements).

Private Placement of Series A Preferred Stock; Conversion to Common Stock. The Company has only issued one class of preferred stock, its Series A Preferred Stock. In early 1997, the Company raised $150,000 in capital financing from the sale to a single investor of 150 shares of its Series A Preferred Stock at $1000 per share. This securities offering was exempt from federal securities registration requirements under Regulation S of the Securities Act. The Series A Preferred shares were converted to 150,000 shares of the Company's common stock at $1.00 per share on January 8, 1998.

Charles W. Clark Consulting Agreement. In conjunction with a Consulting Agreement entered into on June 30, 1997 with Charles W. Clark ("Clark") in July, 1997, the Company issued 400,000 shares of Common Stock as compensation for restructuring the Company's Senior Secured Notes and certain other activities more fully described in Part III - Item 12 - Certain Relationships and Related Transactions - Consulting Agreement With Charles W. Clark. This agreement was terminated by mutual agreement on November 17, 1997.

Irawan Onggara. As discussed further in Part III - Item 12. Certain Relationships and Related Transactions - Investment Banking and Brokerage Services - Century Financial Partners, Inc., EDN entered into a consulting agreement, dated July 31, 1995, with Century Financial Partners, Inc. ("Century"). As payment for Century's services, this consulting agreement provided that EDN would grant to Mr. Irawan Onggara an investor in Century, and a shareholder of the Company holding an aggregate of 100,000 shares of Common Stock, options to purchase 1,000,000 shares of the common stock of any publicly traded entity into which EDN would merge, at $1.25 per share, and the agreement provided that Mr. Onggara would have registration rights with respect to the shares of stock issuable upon exercise of those options.

Mr. Onggara's rights under this consulting agreement were renegotiated on or about June 30, 1997, when the Company granted Mr. Onggara warrants to purchase 1,000,000 shares of Common Stock exercisable at $1.25 per share and expiring five years from the date of issuance. In consideration thereof, Mr. Onggara released any claims to any other securities under the original terms of the Century consulting agreement. Additionally, pursuant to an agreement dated August 20, 1997, Mr. Onggara foregave certain outstanding loans he made to the Company in principal amounts totaling $340,000 in consideration of the issuance to him of 1,000,000 shares of Common Stock. (See also Part III - Item 12. Certain Relationships and Related Transactions - Short-Term Loans from Officers, Directors and Shareholders; Guarantee of Lease.)

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS
----------------------------------------------

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Overview

During most of fiscal year 1998, the Company was burdened by substantial credit restrictions from many of its major suppliers, and the Company also faced substantial outstanding debts to financial consultants and investors. However, with the proceeds received from the VDC Transaction at the end of the current fiscal year, the Company paid off or restructured its past due accounts payables, notes payables and liens and thereby corrected many of these problems. The majority of the Company's suppliers have now eased their credit restrictions and are allowing the Company to resume purchasing equipment on credit. Similarly, the Company has settled all of the substantial outstanding claims of third parties based on services performed for the Company and based on various promissory notes previously issued by the Company. As a result of the restructuring, the Company has greater access to vendors and is able to negotiate better terms. These advantages are expected to contribute to enhanced profitability and increased revenues during the next fiscal year.

The Company expanded its Audio Media Networking Services from 345 to 455 affiliates and associates during fiscal year 1998. This was an increase of 32% in the audio network from fiscal year 1997 to fiscal year 1998. The Company's Internet subsidiary, IBS, continued to develop high-end database-oriented web sites for major and medium sized corporate clients. Additionally, the Company's two subsidiaries, IBS and EDN, collaborated with a number of audio recording studios to develop web sites for advertising, casting of talent and transmission of completed radio commercials over the Internet to advertising agencies and advertisers for approval. Management expects that such collaboration will continue, and that the Company will continue to grow its audio network. In addition, the Company has begun to offer video networking services to current and new customers.

Liquidity And Capital Resources At June 30, 1998

At June 30, 1998, the Company's principal sources of liquidity included $32,911 in cash and investments and an unsecured $10,000 revolving line of credit, which expires in February 1999. The Company's current ratio was greatly improved over year-end fiscal 1997 as a result of the restructuring discussed above. At June 30, 1998 the current ratio (current assets divided by current liabilities) was
 .87, whereas at June 30, 1997 it was .20.

Net cash provided by investing activities of $557,646 for fiscal year 1998 related primarily to sale of certain of the Company's assets (including the sale of the Company's investment in Breakthrough Software). Financing activities provided a net amount of $569,925 for fiscal year 1998, primarily due to issuance of common stock for $739,124, less $115,481 for the repayment of notes payable, $25,755 for payment on lines of credit and $27,963 for payment on capital leases.

At June 30, 1998, the Company's accumulated deficit was $6,191,090 and its working capital deficit was $96,354. The Company has not been able to generate any operating profit since inception, however the loss from operations was reduced dramatically from $3,252,885 in fiscal year 1997 to $755,731 in fiscal year 1998. This was attributed to cancellation of all research and development projects following the restructuring of the Company's subsidiary IBS and the termination of the Company's involvement in software development, as well as reduction in personnel, and increased revenues from higher margin activities. The Company realized a net profit from the forgiveness of debts, sale of investments and gain from debt restructuring.

Results Of Operations:  Year Ended June 30, 1998 and Year Ended June 30, 1997

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from the Company's consolidated statements of income:

                                                Year Ended June 30,
                                              ------------------------
                                              1998                 1997
                                           ---------            ---------
Revenues                                      100.0%               100.0%
Cost of sales                                  64.9%                59.8%
                                           ---------            ---------
    Gross profit                              35.01%                40.2%
Operating expenses:
    Research and development                    0.0%                26.7%
    Sales and marketing                        16.6%                24.9%
    General and administrative                 37.2%                74.0%
                                           ---------            ---------
    Total operating  expenses                  53.8%               125.6%
                                           ---------            ---------
    Loss from operations                      -18.8%               -85.4%
                                           ---------            ---------
Other income (expenses)                        14.1%               -26.6%
                                           ---------            ---------
    Loss before income taxes and
    extraordinary item                         -4.7%              -112.0%
Provision for income taxes                      0.1%                 0.1%
                                           ---------            ---------
    Loss before extraordinary item             -4.8%              -112.1%
Extraordinary item                             17.7%
                                           ---------            ---------
    Net income (loss)                          12.9%              -112.1%
                                           =========            =========

Revenues. Net Sales for 1998 increased 5% to $4,004,341 as compared to $3,807,370 in 1997. Revenues from the Company's IBS subsidiary were $1,117,421 compared to $1,178,517 in 1997. Management attributes increases in revenue to increases in network access and usage fees associated with a larger installed base and the addition of web development and hosting revenues. The equipment component of revenue declined in the period ended June 30, 1998 due to vendor credit restrictions. With the investment by VDC and the restructuring of the Company's past due accounts payables, notes payables and liens at the end of the fiscal year, the majority of the suppliers eased their credit restrictions and allowed the Company to resume purchasing equipment on credit. This will allow the Company to purchase equipment for inventory or to order equipment in advance on credit.

Gross Profit. Gross Profit decreased to $1,401,847 or 35 % of sales, in the year ended June 30, 1998 compared to $1,530,252, or 40% of sales in the year ended June 30, 1997. Decreases in gross profit as a percentage of sales compared to the prior fiscal year are primarily due to increased costs associated with programming web sites and website hosting services.

No revenue or gross profit impact is expected as a result of the licensing of the Company's IBS Internet software product to Breakthrough Software Inc. IBS's share of the Company's revenues and gross profit is expected to remain static at approximately 25%.

Operating Expenses. Operating expenses (including Research & Development, Sales & Marketing, and General & Administrative) decreased to $2,157,578 in 1998 compared to $4,783,137 in 1997. The decrease was primarily due to a significant reduction in general and administrative expenditures in fiscal year 1998. Operating expenses for 1997 included $1,107,233 for the expenditures on Research and Development and also included $1,666,786 in costs, representing significant legal and accounting costs associated with the BSI transaction, the filing of a Form 10-SB registration statement with the SEC, the Company's initial three-year audit, and an investor relations consulting agreement. The Company did not incur any research and development expense during the year of 1998 primarily due to the termination of the Company's involvement in software development when it licensed the IBS Internet software product to Breakthrough Software Inc. Other operating expenses include reallocation of $480,638 of IBS web development cost and hosting service expenses that are now included in the cost of sales for web development and hosting services.

Other Income and Expenses. Other income and expenses increased to a positive $565,779 in the year of 1998, compared to a negative $1,013,396 in the equivalent prior period. The Company attributes the increase to sale of its investment in Breakthrough Software, Inc., totaling $422,225 (See Note 1 to the Consolidated Financial Statements), and to the forgiveness of debt relating to certain unsecured notes payable to an outside investor in the principal amount of $200,000. The other expenses for 1997 were included $147,166 of interests expenses associated with the Senior Notes (Notes 1 and 6 to the Consolidated Financial Statements) and $867,214 of fully amortized Goodwill (See Note 2 to the Consolidated Financial Statements).

Net Income or Loss. For fiscal year 1998, the Company incurred a net loss before extraordinary items of $192,352, or $0.024 per share based on a weighted average of 7,936,358 shares outstanding. Fiscal year 1998 net income including extraordinary items was $518,136 or $0.089 per share based on a weighted average of 7,936,358 shares outstanding, compared to a net loss of $4,269,547, or $0.857 per share based on a weighted average of 4,979,156 shares outstanding in the prior year.

Readiness for Year 2000.

The Company is still assessing the nature and extent of the Year 2000 ("Y2K") issues that it must address, and it is confident that it has already taken or will be able to complete the work required to make its systems, products and infrastructure Y2K ready. The Company has determined that the primary impact, if any, of Y2K problems would be relegated to certain management information systems, not to any revenue generating systems or services that it provides. Nevertheless, the Company plans upgrades by the end of fiscal year 1999 that are necessary for the accounting system to handle Y2K issues. There may be certain computer hardware and software replacements that are necessary to handle Y2K issues as well. The costs for these upgrades will not be material, and they are easily obtained. There are no technological issues in the hardware or software that the Company sells or rents to its clients that will be affected by Y2K issues.

The Company also plans to evaluate the Y2K readiness of its consultants, vendors and suppliers. Where the Company determines that critical suppliers are not Y2K ready, the Company will monitor their progress and take appropriate actions. In particular, the telephone companies that supply the Company with services must be Y2K ready in order to avoid major billing errors. Though the Company may experience some temporary delay in its ability to accurately rebill its customers, it does not foresee any permanent liability, should some error occur on the part of these suppliers. The Company believes that the Y2K date change will not significantly affect its ability to deliver products and services to its customers on a timely basis; however, given the uncertain consequences of failure to resolve significant Y2K issues, there can be no assurance that any one or more such failures would not have a material adverse effect on the Company.

Forward-Looking Statements.

This Annual Report on Form 10-KSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include those set forth below under the caption "Factors that May Affect Future Results."

Factors That May Affect Future Results.

Following the investment by VDC, and the settlement of overdue accounts, outstanding notes payable and related liabilities, the Company intends to focus on expanding its international audio media networking equipment sales and services and launching, nationally and internationally, its video media networking equipment sales and services. Significant opportunities exist in the audio media area and in the video media area as a result of its affiliation with VDC and the potential use of the video network by customers of VDC's video newswire product. The Company expects to be able to fund its expanded activities from within its own cash flow and lines of credit facilities.

Audio Media Networking Services. The Company utilizes hardware, software and both public switched and Internet Protocol ("IP") networks in providing audio networking services to its customers. This service participates in a industry which undergoes rapid changes with new products and services. The Company presently does not develop hardware or software or build wide area networks. Instead, the Company buys commercially available equipment, purchases network time from long distance carriers, integrates this equipment and time into full time or "24 x 7" network service, and resells this service to its customers. Because the Company does not develop software or manufacture hardware itself, the Company can adapt new hardware or network offerings to its customers' needs and integrate new equipment and new network access mechanisms into its services with a minimum of cost, provided that customers are willing to pay to upgrade to such new network service or equipment. The Company will need to be aware of new products and services, since any delay or failure to anticipate or respond to any new technology could have an affect upon the anticipated operating results of the Company.

Video Media Networking Services. The Company has provided limited video networking services in the past five years. This service has been limited to short form video (commercials, special affects and animation) due to the size of the files for video compared to audio and the high cost of wider bandwidth needed for video transmission, which the Company must procure from telephone companies. To the Company's knowledge, several long distance and regional telephone companies have offered video wide area networking services to their clients from time to time, but, to the Company's knowledge, such efforts have mainly produced negative results.

The Company believes that there be opportunities for growth with this service, although there is also likely to be an increase in the number of competitors providing wide band services for moving video. The Company will continue to pursue the video networking business as long as it complements the Company's overall business plan and is cost effective.


ITEM 7    FINANCIAL STATEMENTS
------------------------------


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of EDnet, Inc.

We have audited the accompanying consolidated balance sheets of EDnet, Inc. and subsidiaries as of June 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EDnet, Inc. and subsidiaries as of June 30, 1998 and 1997 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/Burr, Pilger & Mayer

San Francisco, California
July 23, 1998

                                                        EDNET, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                                  June 30, 1998 and 1997
                                                       ------------

                                 ASSETS                                                       1998             1997
                                                                                              ----             ----

Cash                                                                                       $   32,911    $       31,067
Accounts receivable, net of allowance for doubtful accounts of
    $17,502 and $31,875 in 1998 and 1997, respectively (Note 3)                               471,341           445,121
Inventories                                                                                    87,157           202,913
Prepaid expenses                                                                               58,823                 -
Other current assets                                                                           16,665            25,523
                                                                                          -----------       -----------
        Total current assets                                                                  666,897           704,624
Note receivable-related party (Notes 1 and  4)                                                283,746                 -
Property and equipment, net (Note 5)                                                          391,481           556,533
Investment (Note 1)                                                                                 -           166,667
Other assets                                                                                   13,711             7,237
Deferred tax asset, net of valuation allowance of $376,000 and
    $1,134,000 in 1998 and 1997, respectively (Note 8)                                              -                 -
                                                                                          -----------       -----------

                                                                                          $ 1,355,835       $ 1,435,061
                                                                                          ===========       ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                       $   388,325       $ 1,648,165
   Accrued expenses                                                                           294,980           313,241
   Deferred revenue                                                                            21,286            69,193
   Line of credit (Note 7)                                                                      8,872            34,627
   Notes payable-related party (Note 6)                                                        40,500            55,500
   Notes payable (Note 6)                                                                           -         1,440,000
   Current portion of capital lease obligations (Note 9)                                        9,288            27,817
                                                                                          -----------       -----------
         Total current liabilities                                                            763,251         3,588,543
Capital lease obligations (Note 9)                                                             11,470            20,904
                                                                                          -----------       -----------
           Total liabilities                                                                  774,721         3,609,447
                                                                                          -----------       -----------
Commitments and contingency (Notes 9 and 15).

Stockholders' equity:
   Convertible preferred stock; $1,000 par value; 1,750 shares authorized;
       150 shares issued and outstanding in 1997                                                    -           117,541
   Common stock; $0.001 par value; 50,000,000 shares authorized;
       16,761,836 and 5,740,465 shares issued and outstanding in 1998
       and 1997, respectively                                                                  16,761             5,740
   Additional paid-in capital                                                               6,755,443         4,411,559
   Accumulated deficit                                                                     (6,191,090)       (6,709,226)
                                                                                          -----------       -----------
         Total stockholders' equity (accumulated deficit)                                     581,114        (2,174,386)
                                                                                          -----------       -----------

                                                                                          $ 1,355,835       $ 1,435,061
                                                                                          ===========       ===========

                     The accompanying notes are in integral
                part of these consolidated financial statements.


                                                        EDNET, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        for the years ended June 30, 1998 and 1997
                                                       ------------



                                                                                     1998           1997
                                                                                     ----           ----
Revenue:
   Equipment sales                                                              $   874,785    $   961,677
   Installation and monthly fees                                                    610,514        541,856
   Usage fees                                                                     1,617,291      1,305,992
   Web design and consulting                                                        784,528        862,525
   Rental fees                                                                       99,384        117,993
   Other                                                                             17,839         17,327
                                                                                -----------    -----------
                                                                                  4,004,341      3,807,370
Cost of sales                                                                     2,602,494      2,277,118
                                                                                -----------    -----------
         Gross profit                                                             1,401,847      1,530,252
Sales and marketing                                                                 666,985        948,549
Research and development                                                               --        1,017,233
Operating expenses                                                                1,490,593      2,817,355
                                                                                -----------    -----------
         Loss from operations before other income (expenses) and provision
              for income taxes and extraordinary item                              (755,731)    (3,252,885)
                                                                                -----------    -----------
Other income (expenses)
   Interest income                                                                    4,166          1,837
   Interest expense                                                                 (63,772)      (147,166)
   Gain (loss) on sale of equipment                                                   3,160           (853)
   Goodwill write-off, net (Note 1)                                                    --         (867,214)
   Gain on sale of investment (Note 1)                                              422,225           --
   Forgiveness of debt                                                              200,000           --
                                                                                -----------    -----------
         Total other income (expenses)                                              565,779     (1,013,396)
                                                                                -----------    -----------
         Loss before provision for income taxes and extraordinary item             (189,952)    (4,266,281)
Provision for income taxes (Note 8)                                                   2,400          3,266
                                                                                -----------    -----------
         Loss before extraordinary item                                            (192,352)    (4,269,547)
Extraordinary item-gain on restructuring of debt (no applicable income taxes)
     (Note 1)                                                                       710,488           --
                                                                                -----------    -----------

         Net income (loss)                                                      $   518,136    $(4,269,547)
                                                                                ===========    ===========

Basic and diluted earnings (loss) per share:
   Loss from operations before extraordinary item                               $    (0.024)   $    (0.857)
   Extraordinary item                                                                 0.089           --
                                                                                -----------    -----------

         Net income (loss)                                                      $     0.065    $    (0.857)
                                                                                ===========    ===========

                     The accompanying notes are in integral
                part of these consolidated financial statements.


                                                        EDNET, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        for the years ended June 30, 1998 and 1997
                                                      ------------


                                                                  Common Stock          Preferred Stock
                                                             Shares       Amount        Shares        Amount    Paid-in Capital
                                                             ------       ------        ------        ------    ---------------

Balance, July 1, 1996                                      4,468,322   $     4,468          --             --      $ 2,758,644
Common shares issued under IBS earn-out agreement            125,000           125          --             --          195,188
Common shares issued under Regulation D offerings            582,143           582          --             --          755,792
Common shares issued pursuant to consulting agreement        500,000           500          --             --          652,000
Common shares issued under conversion of Viscorp notes        65,000            65          --             --           49,935
Preferred shares issued under Regulation S offering             --            --             150    $   117,541           --
Net loss                                                        --            --            --             --             --
                                                         -----------   -----------   -----------    -----------    -----------

Ending balance, June 30, 1997                              5,740,465         5,740           150        117,541      4,411,559

Common shares issued under Regulation D offering             738,000           738          --             --          126,382
Common shares issued under S-8 offering                      400,000           400          --             --          399,600
Common shares issued to Rusell & Onggara                   1,000,000         1,000          --             --          374,000
Conversion of preferred shares to common                     150,000           150          (150)      (117,541)       117,391
Common shares issued pursuant to consulting service          169,954           170          --             --           21,074
Common shares issued to VDC                                8,563,417         8,563          --             --        1,305,437
Net income                                                      --            --            --             --             --
                                                         -----------   -----------   -----------    -----------    -----------

Ending balance, June 30, 1998                             16,761,836   $    16,761          --             --      $ 6,755,443
                                                         ===========   ===========   ===========    ===========    ===========


(restubbed table)


                                                         Additional     Accumulated
                                                            Deficit          Total
                                                         ------------        -----

Balance, July 1, 1996                                     $(2,439,679)   $   323,433
Common shares issued under IBS earn-out agreement                --          195,313
Common shares issued under Regulation D offerings                --          756,374
Common shares issued pursuant to consulting agreement            --          652,500
Common shares issued under conversion of Viscorp notes           --           50,000
Preferred shares issued under Regulation S offering              --          117,541
Net loss                                                   (4,269,547)    (4,269,547)
                                                          -----------    -----------

Ending balance, June 30, 1997                              (6,709,226)    (2,174,386)

Common shares issued under Regulation D offering                 --          127,120
Common shares issued under S-8 offering                          --          400,000
Common shares issued to Rusell & Onggara                         --          375,000
Conversion of preferred shares to common                         --             --
Common shares issued pursuant to consulting service              --           21,244
Common shares issued to VDC                                      --        1,314,000
Net income                                                    518,136        518,136
                                                          -----------    -----------

Ending balance, June 30, 1998                             $(6,191,090)   $   581,114
                                                          ===========    ===========

                     The accompanying notes are in integral
                part of these consolidated financial statements.


                                                        EDNET, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       for the years ended June 30, 1998 and 1997
                                                       ------------
                                                                                              1998            1997
                                                                                              ----            ----
Cash flows from operating activities:
   Net income (loss)                                                                      $   518,136    $ (4,269,547)
   Adjustments to reconcile net income (loss) to cash used in operating activities:
     Stock issued in lieu of consideration for services                                       421,244         847,813
     Goodwill write-off                                                                             -         867,213
     Depreciation and amortization                                                            199,458         409,171
     (Gain) loss on sale of fixed assets                                                       (3,160)            853
     Gain on sale of investment                                                              (422,225)              -
     Gain on write-off of note payable                                                       (200,000)              -
     Inventory write-off                                                                       49,061               -
     Noncash debt restructure                                                                (773,026)              -
     (Increase) decrease in assets:
       Accounts receivable                                                                    (26,220)         32,955
       Inventories                                                                             66,695         (55,504)
       Prepaid expenses                                                                       (58,823)              -
       Other current assets                                                                     8,858         (11,225)
       Other assets                                                                            (6,474)         72,105
     Increase (decrease) in liabilities:
       Accounts payable                                                                      (868,083)        988,456
       Accrued expenses                                                                        16,739         (76,761)
       Deferred revenue                                                                       (47,907)           (430)
                                                                                          -----------    ------------
         Net cash used in operating activities                                             (1,125,727)     (1,194,901)
                                                                                          -----------    ------------

Cash flows from investing activities:
   Purchase of property and equipment                                                         (31,246)       (256,259)
   Sale of investment                                                                         588,892               -
   Change in investment from spin-off                                                               -        (166,667)
                                                                                          -----------    ------------
         Net cash provided by (used in) investing activities                                  557,646        (422,926)
                                                                                          -----------    ------------

Cash flows from financing activities:
   Proceeds from borrowing                                                                          -         750,000
   Principal payments on long-term debt                                                      (115,481)       (195,491)
   Payments on capital leases                                                                 (27,963)        (19,394)
   Sale of common stock                                                                       739,124         756,374
   Sale of preferred stock                                                                          -         117,541
   Change in line of credit                                                                   (25,755)         17,989
                                                                                          -----------    ------------
         Net cash provided by financing activities                                            569,925       1,427,019
                                                                                          -----------    ------------
         Net increase (decrease) in cash                                                        1,844        (190,808)

Cash at beginning of year                                                                      31,067         221,875
                                                                                          -----------    ------------

Cash at end of year                                                                       $    32,911    $     31,067
                                                                                          ===========    ============

Supplemental disclosure of cash flow information (see Note 14).

                     The accompanying notes are in integral
                part of these consolidated financial statements.

                                   EDNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------

1.       The Company

         Summary of Business

         EDnet, Inc. (the Company), a Colorado corporation, and its subsidiaries develop and market integrated systems for the delivery, storage, and management of professional-quality digital communications for media-based applications, including audio and video production for the
         U. S. entertainment industry. The Company, through strategic alliances with long-distance carriers, regional telephone companies, satellite operators, and independent fiber optic telecommunications providers, has established a worldwide network that enables the exchange of high quality audio, video, multimedia, and data communications. The Company provides engineering services and application-specific technical advice, audio, video, and networking hardware and software as part of its business. Additionally, through one of its wholly owned subsidiaries, the Company provides Internet web site development and hosting services.

         Organization

         The Company's principal subsidiary, Entertainment Digital Network
         (EDN), was originally incorporated in the state of Nevada in June 1992. In January 1993, EDN was reincorporated in the state of California. During September and October of 1995, EDN's stockholders exchanged 100% of their shares of common stock for 1,519,538 shares of common stock of AP Office Equipment (APO), a public company with no operations and no significant assets or liabilities. At the time of the exchange, APO, a Colorado corporation that was incorporated in May 1994, had 747,500 shares of common stock outstanding. Concurrently, APO sold 1,500,000 shares of common stock to a group of investors for $.665 per share. APO then changed its name to EDnet, Inc. EDN became a subsidiary of the Company as a result of this transaction. For accounting purposes, this transaction has been treated as a recapitalization of EDN, recognizing the issuance of shares of common stock for the net assets of EDN. The historical financial statements prior to this transaction are those of EDN.

         Investment by Visual Data Corporation

         On June 20, 1998, the Company entered into an agreement with Visual Data Corporation (VDC), an SEC registrant, to sell a 51% (8,563,417 shares) ownership interest in the Company's common stock. The form of payment consisted of:

                      Cash                                                                  $    698,004
                      VDC stock:  75,000 shares (valued at $3.75 per share)                      281,250
                      VDS warrants:  50,000 (valued at $2.74 per warrant)                        137,000
                      Secured note receivable (see Note 4)                                       283,746
                                                                                            ------------
                                                                                               1,400,000
                      Less expenses                                                               86,000

                               Net investment                                               $  1,314,000
                                                                                            ============

         In addition, the Company issued a blanket mirror option covering 6,542,722 shares (3,304,979 options and 3,237,743 warrants), which entitles VDC to acquire shares equal to those actually purchased upon exercise of options and warrants by others at 10 cents per share (see
         Note 10). In addition, the Company gave the investment banker who organized the transaction 750,000 warrants at an exercise price of $.145.

         The transaction was contingent upon certain restructuring of accounts payable debt the Company had incurred over the prior three years.

         The following table summarizes the adjustments made according to the settlement agreement:

                                                                       Amount              Debt            Amount
                                                                         Due             Discharge         Settled
                                                                         ---             ---------         -------
              EDnet, Inc.:
                Trade and unsecured claims                           $   257,376        $ 137,817         $ 119,559
                Notes payable (see Note 6)                               904,019          381,269           522,750
              Entertainment Digital Network:
                Trade and unsecured claims                               179,664          109,435            70,229
              Internet Business Solutions:
                Trade and unsecured claims                               201,699           81,967           119,732
                                                                     -----------        ---------         ---------    =
                    Total                                            $ 1,542,758        $ 710,488         $ 832,270
                                                                     ===========        =========         =========

         Regulation D Equity Placements

         The Company has offered three Regulation D equity placements in the past two fiscal years.

         In August 1996, the Company had offered up to a maximum of $3,000,000 in units (each consisting of one share of its common stock and one warrant) at a price per unit of the lesser of $3.00 or the average closing bid price of its common stock during a consecutive 30-day period immediately preceding the termination date less 30%. Each share of stock came with a warrant to purchase common stock through July 31, 1999 at a price of the lesser of $4.75 or the average closing bid price during a consecutive 30-day period immediately preceding the termination date as explained above. This offering was closed as of November 30, 1996, with 317,143 units sold at a price of $1.75 per share and a warrants exercise price of $2.50 per share.

         In December 1996, the Company had offered up to a maximum of $5,000,000 in shares at a price of $1.00 per share. The offering terminated in early 1997 with the sale of 265,000 shares at a price of $1.00 per share. Holders of this common stock will have piggyback and Form S-3 registration rights.

         On July 10, 1997, the Company offered up to a maximum of 3,750,000 units (each consisting of one share of common stock and one warrant) for T Bar W Ranch Investments (T Bar) to purchase shares of the Company at a price of $.20 per unit. Each warrant is exercisable until the fifth (5th) anniversary of the date of its issuance and entitles the holder to purchase one share at an exercise price of $1.00 per share. The warrants had an antidilution clause in its terms. T-Bar invested $147,600 to acquire 738,000 shares and 738,000 warrants. The Company negotiated an agreement with T-Bar in June 1998 to reduce the warrant exercise price to $.10 per share in exchange for removal of the antidilution clause.

         The Regulation D equity placement for these three offerings totaled as follows:

                     Offering Date               Common Shares     Warrants
                     -------------               -------------     --------

                August 1996                           317,143        317,143
                December 20, 1996                     265,000              -
                July 10, 1997                         738,000        738,000
                                                  -----------    -----------

                    Total                           1,320,143      1,055,143
                                                  ===========    ===========

         Regulation S Equity Offering

         On February 3, 1997, the Company offered up to $1,750,000 of its Series A Preferred Stock at $1,000 per share in an offering exempt from registration under Regulation S of the Securities Act of 1933. The shares were convertible into common stock at any time until the third anniversary of their issuance at the lesser of 70% of the market price or the closing price but subject to the floor of $1.00 per share. One hundred fifty shares were purchased on February 27, 1997 and converted to 150,000 common shares on May 29, 1998. The discount of 30% off of the market price on the conversion of stock was not recorded because the stock was converted at $1.00 per share (the minimum), which was greater than the current price at the conversion rate.

         Acquisition of Internet Worldwide Business Solutions

         On June 24, 1996, the Company acquired all the outstanding shares of common stock of Internet Worldwide Business Solutions (IBS) in a business combination accounted for as a purchase. IBS is primarily an Internet service provider specializing in the development and hosting of web sites. The results of operations of IBS are included in the accompanying financial statements since the date of acquisition. The purchase price of $1,162,568 included 311,284 shares of the Company's common stock, notes payable in the aggregate amount of $500,000 and $40,000 of acquisition related costs. The purchase price exceeded the estimated fair value of the net tangible assets of IBS by $1,088,568. The excess was reflected as goodwill on the balance sheet and was originally amortized using the straight-line method over a five-year period. During fiscal year 1997 the Company reevaluated the recovery of its goodwill and determined that the remaining balance be written off.

         In conjunction with the acquisition, under the terms of its nonstatutory stock option plan, options to purchase an aggregate of 50,000 shares of common stock of the Company were granted to certain IBS employees at $1.25 per share.

         On December 31, 1996, the Company amended the terms of its previously consummated acquisition of its wholly owned subsidiary, Internet Business Solutions (IBS) by dividing IBS into two separate corporations. IBS's inherent service business continues to operate as IBS. IBS licensed the IBS website software to Breakthrough Software, Inc. (BSI) and agreed to lend up to $250,000 to BSI. In consideration, IBS issued certain convertible preferred stock, which, after conversion into BSI nonvoting common stock, represented 40% of BSI's outstanding common stock. At December 31, 1996, the Company recorded its net book value allocated to BSI of $166,667 as its investment. Also as part of the amendment, remaining acquisition notes payable from the Company to the founders of IBS in the amount of $250,000 were canceled, and the remaining term of an earn-out plan to such founders was also canceled.

         Following is a summary of net goodwill write-off at June 30, 1997:

                  Original value of goodwill                                                $  1,088,568

                  Addition to goodwill for cancelation of options per
                      earn-out agreement                                                         195,313

                  Reduction to goodwill for write-off of debt                                   (250,000)

                  Reduction to goodwill for net book value allocated to
                      investment for BSI                                                        (166,667)

                         Remaining net goodwill written off                                 $    867,214
                                                                                            ============

         In November 1997, new investors of BSI agreed to purchase the preferred shares owned by the Company for $415,000 in cash and the assumption of certain liabilities of $93,892. This transaction was completed in January 1998. In addition, the Company also received $80,000 from another investor from the sale of a fully reserved note receivable related to BSI. A recap of the total consideration shown in the fiscal 1998 financial statements is as follows:

                  Cash proceeds                                                               $  415,000
                  Assumption of debt                                                              93,892
                  Note settlement                                                                 80,000
                                                                                              ----------

                         Net proceeds and consideration                                          588,892

                  Net book value of investment                                                   166,667

                         Gain on sale of investment                                           $  422,225
                                                                                              ==========

2.       Summary of Significant Accounting Policies

         Consolidation

         The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries EDN and IBS. Material inter-company transactions and balances have been eliminated.

         Revenue Recognition

         A significant component of revenues relate to the sale of equipment which is recognized when the equipment is installed. Installation fees are recognized when the installation has been completed and usage fees are recognized over the period the equipment is used based on the relative usage level. Deferred revenues represent billings in excess of revenue recognized.

         Allowance for Doubtful Accounts

         Bad debts are provided on the allowance method based on historical experience and management's evaluation of outstanding accounts receivable.

         Inventories

         Inventories are valued at the lower of cost or market with cost being determined on the first-in, first-out basis.

         Property and Equipment and Leasehold Improvements

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

         Advertising

         Advertising costs are charged to operations as incurred. There were no advertising expenses for the years ended June 30, 1998 and 1997.

         Goodwill

         Goodwill related to the acquisition of IBS was originally amortized using the straight-line method over the estimated useful life of five years. The Company evaluated the recovery of its goodwill by comparing the aggregate estimated cash flows generated by those assets with their carrying value. The carrying value exceeded the aggregate cash flow amount, and goodwill was written off accordingly.

         Income Taxes

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

         Fair Value of Financial Instruments

         The carrying amounts of certain financial instruments, including cash, accounts receivable, notes receivable, accounts payable, accrued expenses, notes payable, and line of credit, approximate fair value as of June 30, 1998 and 1997 because of the relatively short-term maturity of these instruments.

         Accounting for the Impairment of Long-Lived Assets

         Long-lived assets such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. This standard had no material effect on the financial statements for 1998. Except as explained in Note 1, the Company wrote off goodwill of $867,213 in 1997.

         Use of Estimates

         The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these consolidated financial statements are the estimated allowance for doubtful accounts receivable and the deferred tax asset valuation allowance. Actual results could differ from those and other estimates.

         Accounting for Stock-Based Compensation

         The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of the net income and earnings per share as if the fair value based method of accounting had been applied as required by statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. (Note 10).

         Earnings (Loss) per Share

         The Company adopted Statement of Financial Accounting Standard No. 128 (FAS 128), Earnings per Share, during the year ended June 30, 1998. There is no effect of FASB #128 on prior financial statements.

         Earnings (loss) per share has been calculated using the weighted average number of shares outstanding for the period, which were 7,936,358 for 1998 and 4,979,156 for 1997. Common stock equivalents (stock options and warrants) have been excluded from the calculation because they are anti-dilutive.

         New Accounting Standards Not Yet Adopted

         In June 1997, the Financial Accounting Standards Board issued a new disclosure standard, SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and displaying of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This new standard is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. This standard is not expected to materially impact the Company's disclosures when it is adopted.

         In 1997, the FASB issued a new disclosure standard, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the reporting and displaying of operating business segments. The statement defines operating segments operating as distinct revenue-producing components of the enterprise about which separate financial information is produced internally and whose operating results are regularly reviewed by the enterprise. This new standard is effective for financial statements for periods beginning after December 15, 1997. The Company is currently reviewing the impact of this new disclosure of its financial statements.

         Reclassification

         Certain reclassifications have been made to the prior year financial statements in order for them to conform to the current-year presentation.

3.       Accounts Receivable

       Accounts receivable at June 30, 1998 and 1997 comprise the following:

                                                                                  1998          1997
                                                                                  ----          ----
                      Receivables                                             $  444,243      $  379,529
                      Rebillable charges                                          44,600          97,467
                                                                              ----------      ----------
                                                                                 488,843         476,996
                      Less allowance for doubtful accounts                       (17,502)        (31,875)
                                                                              ----------      ----------
                             Total                                            $  471,341      $  445,121
                                                                              ==========      ==========

         Allowances are made as a percentage of sales adjusted annually based upon review of the individual accounts receivable. Accounts are written off when deemed to be worthless. Total bad debt expense was $1,501 and $13,706 for the years ended June 30, 1998 and 1997, respectively.


4.       Note Receivable-Related Party

         Secured note receivable at the face value of $283,746 due from Visual Data Corporation is part of the payment resulting from VDC's investment (Note 1). Principal of $56,749 plus interest is due annually commencing July 1, 1999 until July 1, 2003; the note bears a fixed interest rate of 7% per annum.


5.       Property and Equipment

         Property and equipment are summarized by major category as follows as of June 30:

                                                                                 1998           1997
                                                                                 ----           ----
                    Network and related equipment                            $   881,473     $   854,383
                    Furniture and fixtures                                       234,984         245,963
                    Computer software                                             16,802           7,954
                    Leasehold improvements                                        26,183          26,183
                                                                             -----------     -----------
                           Subtotal                                            1,159,442       1,134,483
                    Depreciation and amortization                               (767,961)       (577,950)
                                                                             -----------     -----------
                           Property and equipment, net                       $   391,481     $   556,533
                                                                             ===========     ===========

         Depreciation and amortization included in the statements of income amounted to $199,458 and $187,816 for the years ended June 30, 1998 and 1997, respectively.

         The Company leases some equipment to customers under terms that are accounted for as operating leases. Under the operating method, rental revenue from leases are recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life.

6.       Notes Payable

         Notes payable consist of the following as of June 30, 1998 and 1997:
                                                                                                 1998         1997
                                                                                                 ----         ----
         Notes payable to an outside investor totaling $200,000. The notes bear no interest and are uncollateralized. The repayment of these notes was disputed by the Company and in 1998, when the debt could no
            longer be legally collected, the notes were written off.                                -      $ 200,000

         Senior notes payable to Morgan Fuller Capital Group LLC with interest at 18% per annum. The original amounts were $500,000, $300,000, and
            $200,000. The Company repaid $100,000 in February 1997. The notes are collateralized by the Company's assets. The balance was settled
            and repaid in 1998 (Note 1).                                                            -        900,000

         Notes payable to Mr. Irawan Onggara, a shareholder and financial advisor, with original amounts of $250,000, $100,000, and $75,000 at
            7% interest rate, collateralized by assets of the Company
            subordinated to equipment covered by individual capital leases, due
            August 8, 1996, October 18, 1996, and November 20, 1996,
            respectively. The balance plus accrued interest of $35,000 was converted to 1,000,000 shares of the Company's common stock and
            warrants to purchase an additional 1,000,000 shares at $.375.                           -        340,000

                                                                                                    -      1,440,000
         Notes  payable-related  party to an officer and  employees,  interest at 6% per annum,  uncollateralized.  Accrued  interest
            payable as of June 30, 1998 is $13,293.                                            $  40,500      55,500

                                                                                               $  40,500  $1,495,500
                                                                                               =======================

         The related party notes payable are overdue as of October 21, 1996. The payee has agreed not to declare a default under these notes for an indefinite period and to accept repayment by the Company at a future date.

         The carrying value of these financial instruments approximates fair value due to the relatively short maturity.


7.       Line of Credit

         The Company has a line of credit of $10,000 with a financial institution, of which $8,872 and $9,627 was outstanding as of June 30, 1998 and 1997, respectively. It bears interest at 15.25% as of June 30, 1998.

         The Company's wholly owned subsidiary IBS had a $25,000 line of credit with a financial institution. The line of credit was terminated in January 1998.

8.       Income Taxes

         The provision for income taxes consists of currently payable California franchise taxes of $2,400.

         A reconciliation of the expected and reported provision for income taxes follows:

                                                                                      Year Ended June 30
                                                                                      ------------------
                                                                                        1998       1997
                                                                                        ----       ----

                    Benefit (provision) expected based on federal
                         statutory rate                                                 34.0%     34.0%
                    State taxes, net of federal benefit                                  6.1        6.1
                    Valuation allowance, net                                           (40.2)     (40.2)
                                                                                       -------    ------

                    Net income tax provision                                              0.1%      0.1%
                                                                                       =======    ======

         Although the Company has Federal and California loss carryforwards totaling approximately $6.1 million and $2.6 million, the utilization of these net operating loss carryforwards is limited due to a change of ownership as defined in the Internal Revenue Code. As a result, the federal NOL can be utilized at the rate of $68,000 a year through 2013. The state NOL can be utilized at the rate of $68,000 a year through 2003.

         The tax effects of significant temporary differences representing deferred tax assets as of June 30 are as follows:

                                                                          1998                        1997
                                                                          ----                        ----
                                                                  Federal        State        Federal        State
                                                                  -------        -----        -------        -----

           Total operating loss carryforwards                  $  6,090,000  $  2,673,000  $  6,608,000  $  3,304,000
           Less amount that cannot be utilized                   (5,070,000)   (2,333,000)   (3,488,000)   (2,264,000)
                                                               ------------  ------------  ------------  ------------

                  Net operating loss carryforwards                1,020,000       340,000     3,120,000     1,040,000
           Property and equipment                                    23,800         4,300        23,800         4,300
                                                               ------------  ------------  ------------  ------------

                  Total deferred items                            1,043,800       344,300     3,143,800     1,044,300
           Tax rate, net                                              34.0%          6.1%         34.0%           6.1%
                                                               ------------  ------------  ------------  -------------

           Tax-deferred asset                                       355,000        21,000     1,070,000        64,000
           Valuation allowance                                     (355,000)      (21,000)   (1,070,000)      (64,000)
                                                               ------------  ------------  ------------  ------------

                  Net deferred tax asset                                  -             -             -             -
                                                               ============  ============  ============  ============

  9.   Lease Commitments

       As of June 30, 1998, the Company leases office space and certain equipment under various noncancelable capital and operating leases. The leases begin to expire in March 2000. Future minimum lease payments required under the noncancelable leases are as follows:

                                                                             Operating      Capital
                           Year Ending June 30:                               Leases        Leases
                                                                              --------      -------
                             1999                                             $176,517      $13,824
                             2000                                              157,277       10,106
                             2001                                               99,557         -
                             2002                                               99,557         -
                             2003                                               99,557         -
                                                                              --------      -------
                                    Total minimum lease payments              $632,465       23,930
                                                                              ========
                           Less amount representing interest                                  3,172
                                                                                            -------
                           Present value of net minimum lease payments                       20,758
                           Less current portion                                               9,288
                                                                                            -------
                                    Long-term portion                                       $11,470
                                                                                            =======

         As of June 30, 1998, the Company has equipment purchased under noncancelable capital leases with a cost of $76,990 and accumulated amortization of $37,649.

         Total rental expense for all operating leases for the years ended June 30, 1998 and 1997 amounted to $195,925 and $192,509, respectively.


10.      Options and Warrants

         Nonqualified Options to Key Employees and Directors-September 19, 1995 Plan

         On September 19, 1995, EDN granted a total of 263,420 non-qualified options to certain employees and directors to purchase shares in EDN at $.10 per share. As a result of the recapitalization discussed in Note 1, the EDN options were converted into options to purchase the Company's stock at a conversion of .87495 per share for each EDN share. As a result, at June 30, 1998, there were 230,479 options outstanding at a price of $.11 per share. These options expire on September 19, 2000. There were no options exercised during the period.

         Nonqualified Stock Options-November 10, 1995 Plan

         On November 10, 1995, the Company adopted a nonstatutory stock option plan whereby 565,000 shares of the Company's common stock was reserved for issuance. Under the terms of the plan, the options must be granted prior to December 31, 1996; the price shall be determined by the Company's Compensation Committee (CC); the period of option shall not exceed five years from the date of grant; and the option must be paid in cash when exercised unless a payment plan is authorized by the CC. As of June 30, 1998, 74,500 options were outstanding at $1.25 per share.

         Incentive Stock Options

         On April 3, 1998, the Company established another Stock Option Plan for its employees, board members, and certain other consultants in order to motivate them to maintain their commitment to the Company at this stage of development. The Plan allows the Company to grant incentive or nonqualified options up to three million (3,000,000) shares of common stock. As of June 30, 1998, incentive stock options to purchase 2,041,500 shares were outstanding at an exercise price of $0.10 per share. These expire five years from the date of grant.

         Warrants to Note-holders

         In May 1996, the Company entered into an investment banking relationship with Morgan Fuller Capital Group (Morgan). Under the terms of the agreement, Morgan will provide the Company with financial advisor services as well as arranging for equity and debt funding. A series of senior notes were issued and the note-holders received warrants totaling 432,600 shares. The warrants entitle the holders to purchase shares of the Company's common stock at a price of $0.25 per share to be exercised prior to June 2003.

         Warrants to Shareholders

         As described in Note 1, on August 26, 1996, the Company, pursuant to the Regulation D offering, issued 317,143 warrants at an exercise price of $2.50 per warrant.

         As discussed in Note 1, the Company renegotiated the exercise price to $.10 on 738,000 warrants in exchange for the investor removing the antidilution clause.

         As the result of the debt restructuring discussed in Note 6, the Company gave the note-holder 1,000,000 warrants at an exercise price of $.375.

         Warrants to Consultants

         Pursuant to a Consulting Agreement dated June 16, 1998, between the Company and McKenzie Shea, Inc., the Company granted warrants to purchase 750,000 shares of common stock at $0.145 per share (see Note
         1). The warrants shall expire five years after their issuance.

         A recap of the options and warrants outstanding as of June 30, 1998, 1997, and 1996 is as follows:

                  June 30, 1998:                                             Quantity Reserved    Outstanding     Price
                                                                             -----------------    -----------     -----
                    Options:
                      Nonqualified September 15, 1995 Plan                         230,479           230,479      $.11
                      Nonqualified November 10, 1995 Plan                           74,500            74,500      1.25
                      Employee Incentive Stock Option Plan and
                           Nonstatutory Stock Option Plan dated
                           April 3, 1998                                         3,000,000         2,041,500       .10
                      VDC mirror options                                         3,304,979         3,304,979       .10
                                                                                ----------       -----------
                           Total options                                         6,609,958         5,651,458
                                                                                ----------       -----------
                    Warrants:
                      Regulation D warrants, June 1996                             317,143           317,143     $2.50
                      Senior note warrants, November 1996                          432,600           432,600       .25
                      Regulation D warrants, July 1997                             738,000           738,000       .10
                      Conversion of notes, August 1997                           1,000,000         1,000,000       .375
                      Investment banking warrants, June 1998                       750,000           750,000       .145
                      VDC mirror warrants                                        3,237,743         3,237,743       .10
                                                                                ----------       -----------
                           Total warrants                                        6,475,486         6,475,486
                                                                                ----------       -----------
                  Total warrants and options                                    13,085,444        12,126,944
                                                                                ==========       ===========

                  June 30, 1997:
                    Options:
                      Nonqualified September 15, 1995 plan                         230,479           230,479      $.11
                      Nonqualified November 10, 1995 plan                          565,000           556,667      1.25
                      Century Financial Partners options                           805,000                 -      1.25
                                                                                ----------       -----------
                           Total options                                         1,600,479           787,146
                                                                                ==========       ===========
                    Warrants:
                      Morgan warrants                                              367,568           367,568      1.50
                      Senior notes warrants                                         65,032            65,032   2.68-3.69
                      Regulation D warrants                                        317,143           317,143      2.50
                                                                                ----------       -----------
                         Total warrants                                            749,743           749,743
                                                                                ==========       ===========

                  June 30, 1996:
                    Options:
                      Employee EDN options converted                               230,479           230,479      $.11
                      Employee incentive options                                   500,000           500,000      1.25
                      Nonstatutory options                                         565,000           272,000      1.25
                                                                                 ---------        ----------
                         Total options                                           1,295,479         1,002,479
                                                                                 =========        ==========
                    Warrants:
                      Employee warrants                                            303,908           303,908     $3.00
                      Morgan warrants                                              250,000           250,000      6.37
                                                                                 ---------        ----------
                         Total warrants                                            553,908           553,908
                                                                                 =========        ==========

         Statement of Financial Standards No. 123, Accounting for Stock-based Compensation (SFAS 123), requires the Company to provide pro forma information regarding net income and net income per common share as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value method described in SFAS No. 123. Had compensation expense been recorded under the provisions of SFAS No. 123, the impact on the Company's net income and earnings per share would have been:

                                                                                     1998        1997
                                                                                     ----        ----

                  Reported net earnings (loss)                                    $  518,136 $  (4,269,547)
                  Pro forma compensation expense, net of tax                               -             -
                                                                                  ---------- -------------
                  Pro forma net earnings (loss)                                   $  518,136 $  (4,269,547)
                                                                                  ========== =============
                  Pro forma earnings (loss) per share-basic and diluted           $   0.065  $      (0.857)
                                                                                  =========  =============

         The fair value of each option granted is estimated on the date of the grant using the Black & Scholes option pricing model with the following weighted average assumptions: dividend yield 0.00%, risk-free interest rate of 5.52%, an expected life of options of three years for five-year options, and a volatility of 227.9% for all grants.


11.      Earnings (Loss) Per Share

         The calculation of basic earnings per share and fully diluted earnings per share is the same for 1998 and 1997. A recap of earnings (loss) per share for the years ended June 30, 1998 and 1997 is as follows:

                                                                                           1998             1997
                                                                                           ----             ----
         Earnings (loss) per common share:
           Income from operations before extraordinary items                             $ (0.024)        $ (0.857)
           Extraordinary items                                                              0.089                -
                                                                                         --------         ---------
           Net income (loss)                                                             $  0.065         $ (0.857)
                                                                                         ========         ========


12.      Employment Contracts

         The Company and its subsidiaries have entered into employment contracts with several of their key employees that expire at different times through December 31, 2000. At June 30, 1998 the commitment under all of the contracts was approximately $1,050,000.

13.      Concentration of Credit Risk

         The Company and its subsidiaries maintain cash in bank deposit accounts at accredited financial institutions. The balances in these accounts may, at times, exceed federally insured limits.

14.      Supplemental Disclosures of Noncash Investing and Financing Activities

         The following noncash activity occurred during the periods under audit as follows:

         For fiscal year 1998:

            The Company issued 569,954 of its shares of common stock in consideration for consulting services performed. At the time of issuance these shares were valued at $421,244.

            The Company issued 1,000,000 common shares to a note-holder (see
            Note 6) in exchange for the cancelation of the note of $340,000 and accrued interest of $35,000.

            As part of the VDC investment (see Note 1) the Company received shares and warrants in VDC and a note receivable from VDC in the amount of $283,746. The shares and warrants in VDC worth $418,250 were used to settle a note payable.

            Cash paid during the year for interest was $97,193. Cash paid during the year for taxes was $2,400.

         For fiscal year 1997:

            The Company issued 500,000 shares of its common stock in consideration for consulting services. These shares were valued at $652,500.

            The Company issued 65,000 shares of its common stock in exchange for the cancelation of $50,000 of debt.

            The Company issued 125,000 shares of its common stock valued at $195,313 for consideration of the IBS earn-out agreement.

            Cash paid during the year for interest was $113,563. Cash paid during the year for taxes was $3,268.


15.      Contingency

         The State Board of Equalization is auditing the Company's sales and use tax liability for the period from July 1, 1994 through June 30, 1997. A determination of any additional liability will be made by August 24, 1998. The Company is unable to determine the extent of loss, if any. However, an accrual in the amount of $30,000 has been recorded on the financial statements for the year ended June 30, 1998 and 1997.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------

There have been no changes in or disagreements with the Company's accountants regarding accounting and financial disclosure.



                                    PART III


ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
--------------------------------------------------------

The following sets forth the names, ages and current positions with the Company held by Directors, Executive Officers and Significant Employees, together with the year such positions were assumed. Tom Kobayashi, the Chief Executive Officer, and David Gustafson, President and Chief Operating Officer, are brothers-in law. Other than as described in the preceding sentence, there is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.

Randy S. Selman, age 42, has served as the Chairman of the Board of Directors of EDnet since August 6, 1998. Mr. Selman also has served as the Chief Executive Officer, President, and Chairman for Visual Data Corp. (VDC) since its inception in May 1993, and since September 1996, as VDC's acting Chief Financial Officer. From March 1985 through May 1993, Mr. Selman was Chairman of the Board, President and Chief Executive Officer of SK Technologies Corporation (SKTC-Nasdaq Small Cap Market), a publicly-traded software development company. SKTC develops and markets software for point-of-sale with complete back office functions such as inventory, sales analysis and communications. Mr. Selman founded SKTC in 1985 and was involved in the company's initial public offering in 1989. Mr. Selman's responsibilities included management of SKTC, public and investor relations, finance, high level sales and general overall administration.

Tom Kobayashi, age 69, has served as Chief Executive Officer and a Director of the Company from 1992 to present. From June 1992 to July, 1998, Mr. Kobayashi served as the Chairman of the Board of Directors of the Company. From 1986 to 1993, he was Vice President and General Manager of Skywalker Sound division of LucasArts. During his tenure at Skywalker, the sending of digital audio over fiber optic telephone lines was developed and the idea for an entertainment digital network was formulated. In 1992, with George Lucas approval, Mr. Kobayashi utilized the technology first developed at Skywalker to found EDN. Previously, he was with Glen Glenn Sound, a major sound recording studio in Hollywood. He began with Glen Glenn in 1964 as Vice President of Finance, later served as Vice President of Business Affairs and Executive Vice President and in 1983 was appointed President and Chief Operating Officer. Mr. Kobayashi is a member of the American Engineering Society, the Society of Motion Picture and Television Engineers, the Society of Professional Audio Recording Studios (of which he has been a member of the Board of Governors for over seven years), the Academy of Motion Picture Arts and Sciences and the Academy of Television Arts and Sciences. Mr. Kobayashi earned a Bachelor of Science degree at the University of Southern California.

David Gustafson, age 51, has served as the President and Chief Operating Officer of the Company from March 1996 to present, and as Vice President, Marketing and Sales, from July 1992 to March 1996. He has served as a Director of the Company since 1992. Previously, he was President and Chief Operating Officer of SLT, Inc., a private New York-based apparel manufacturer; Corporate Vice President and Director of Wacoal America, Inc., a $35 million division of the $1 billion Wacoal Corp., a multi-national consumer products company based in Kyoto, Japan, where his responsibilities included Merchandising and Design, Sales, Marketing and Advertising; Vice President of Marketing and Merchandising for the Olga Company; Management Information Systems Consultant with Deloitte, Haskins & Sells in Los Angeles; and a computer Systems Engineer and Manager at EDS Corp., working in New York, Miami and Dallas. Mr. Gustafson received his Bachelors degree from Westmont College in Santa Barbara, California and further training in Marketing and Executive Management from the graduate business schools at both the University of California, Los Angeles and the University of Southern California.

Thomas Scott, age 54, has served as the Vice President-Chief Technology Officer of the Company since 1992. From 1985 to 1992, he was Chief Engineer for Skywalker Sound, the post production division of LucasArts/Lucasfilm Ltd. Previously, he was Chief Engineer of The Record Plant and eventually worked in film sound on the picture Apocalypse Now. Mr. Scott has been involved with motion pictures since then, being employed at American Zoetrope, Dolby Laboratories and LucasArts as Director of Engineering. During this period Mr. Scott received two Oscar Academy Awards for Best Sound on the films The Right Stuff and Amadeus. His last LucasArts project was the supervision of the EditDroid and SoundDroid revolutionary computer-based picture and sound editing equipment. Previously, he was Chief Engineer and Director of Remote Operations at Wally Heider Recording, one of the first independent recording studios, and an engineer with the Peace Corps in Venezuela. Mr. Scott is active in numerous professional organizations and standards committees, including the American Engineering Society, Society of Motion Picture and Television Engineers, the Society of Professional Audio Recording Studios, the National Academy of Recording Arts and Sciences and the Academy of Motion Picture Arts and Sciences. Mr. Scott earned his Bachelor of Science degree from the Massachusetts Institute of Technology.

Mark L. Wallin, age 28, has served as the President of IBS since February 1, 1997. Previously, he served as the Technical Director of Web Services from June 1996 to February 1, 1997. From 1992 to 1996, he was a Project Manager, Technical Team Leader and Application Integrator for IBM. He graduated from Stanford University in 1993 with a degree in Computer Systems Engineering.

Robert J. Wussler, age 60, has served as a Director of the Company since 1995. From 1994 to the present, he has been the President and Chief Executive Officer of Affiliate Enterprises, Inc., the company formed by ABC Television affiliates to pursue new business opportunities, including emerging technology applications. From 1990 to 1993, he was President and Chief Executive Officer of COMSAT Video Enterprises, where he managed the acquisition of the NBA Denver Nuggets. Previously, from 1980 to 1990, he was Senior Vice President of Turner Broadcasting, where he oversaw the launch of CNN, Headline News and TNT, in addition to serving as President of SuperStation TBS, and from 1974 to 1978, he was the President of the CBS Television Network and CBS Sports.

Brian K. Service, age 51, has served as Executive Director of EDnet since August 6, 1998. Mr. Service also is an international business consultant with clients in North and South America, the United Kingdom, Asia, Australia and New Zealand. From October 1992 to October 1994 Mr. Service was CEO and Managing Director of Salmond Smith Biolad, a New Zealand publicly-traded company. From October 1986 to October 1992 he was CEO and Executive Chairman of Milk Products Holding (North America) Inc., a wholly-owned subsidiary of the New Zealand Dairy Board in Santa Rosa California, which was the sole marketer of New Zealand dairy products in North America. Mr. Service has served as a member of the Board of Directors and of the audit committee of Visual Data Corp. since July 1997.

Alan M. Saperstein, age 39, has served as Director of EDnet since August 6, 1998. Mr. Saperstein also has served as the Senior Vice President, Executive Producer, Secretary and a director of VDC since its inception in May 1993. From March 1989 until May 1993, Mr. Saperstein was a free-lance producer of video film projects. Mr. Saperstein has provided consulting services for corporations which have set up their own sales and training video departments. From 1983 through 1989, Mr. Saperstein was the Executive Director/Entertainment Division of NFL Films where he was responsible for supervision of all projects, budgets, screenings and staffing.

David E. Goodman, age 40, has served as a Director of EDnet since August 6, 1998. Mr. Goodman also has been Executive Vice President and Chief Operating Officer of VDC since August 1997. From January 1997 until joining VDC, Mr. Goodman was founder, President and Chief Executive Officer of Edenark Group, Inc., an advisory services and development management firm specializing in start-ups, reorganizations, mergers and acquisitions with a geographic focus on the southeast United States, Mexico, Central America and the Caribbean Basin. From March 1988 until December 1996 Mr. Goodman was with LaSalle Partners and as a partner in the firm he held various senior line positions including Managing Director of the firm's McCoy Group joint venture and Equity Vice President/Group Manager of Florida and Latin America for the firm's Management Services Group. From 1985 until 1988, Mr. Goodman was Manager of New Product Development for the Beecham Cosmetics subsidiary of Beecham plc. where he managed the marketing and advertising strategies for consumer products in 36 countries.

Employment contracts

The Company maintains employment contracts with key management and employees as listed below. All referenced contracts contain identical non-competition provisions:

Name, Title                               Date of Agreement    Expiration Date
-----------                               -----------------    ---------------
Tom Kobayashi, CEO                        September 1, 1995    December 31, 2000
David Gustafson, President & COO          September 1, 1995    December 31, 2000
Mark Wallin, President COO (IBS)          February 28, 1997    January 31, 2000
Jeff Dobkins, VP Sales (IBS)              February 28, 1997    January 31, 2000
Thomas A.Scott, VP Engineering            July 7, 1997         December 31, 2000

Each contract provides that for the designated period following the date of the employment agreement, the employee will not, directly or indirectly, within any county, city or part thereof and other areas in the United States of America (collectively, the "Locations"), so long as the Company continues to be engaged in the same or similar business or activity (the "Business") in such Location:
(i) own, manage, operate, control, or be connected in any manner with the ownership, management, operation or control of any person or entity that engages in the same or similar type of Business as the Business or engages in a business competitive with the Business (a Competitive Business), which includes but is not limited to, acting as a director, officer, agent, employee, consultant, partner or stockholder of a Competitive Business; (ii) engage in any activity which is the same as, similar to or in competition with the Business; (iii) interfere with, disrupt or attempt to disrupt the business relationship, contractual, employment or otherwise, between the Company and any customer or prospective customer, supplier, lessee or employee of the Company, including without limitation the customers and suppliers of the Business prior to the date of the employment agreement; (iv) solicit employment for or of employees of the Company or induce any employee to leave the employ of the Company; (v) lend or allow his name or reputation to be used by or in connection with any Competitive Business; or (vi) otherwise allow his skill, knowledge or experience to be used in or by any Competitive Business. Each employment agreement provides that the employee may invest in up to 5% of the shares of any public corporation without violating the non-competition provisions, and that such non-competition provisions will survive the termination of the employment agreement, other than where (a) the employee exercises his right to terminate the employment agreement upon a sale or transfer of substantially all of the assets of the Company, or a change in control of the Company, (b) when the Company exercises its right to terminate the employment agreement upon 30 days written notice, or (c) the Company breaches the employment agreement and fails to cure such breach within thirty (30) days of receipt of written notice thereof. A court applying California law may decline to enforce (or may partially enforce) these non-competition provisions.

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

All of these filing requirements were satisfied by its Officers and Directors and ten percent (10%) holders, except the following: Prior to the VDC Transaction, (See Part I, Item 1 - Description of Business, History and Organization - Investment by Visual Data Corporation) Charles Clark, a Director from July 7 1997 to April 2, 1998, and John Wampler, a 10% holder by definition of Section 16, failed to file with the Commission, on a timely basis, an Initial Statement of Beneficial Ownership of Securities on Form 3. Additionally, Mr. Clark may have failed to file on a timely basis subsequent Statements of Changes in Beneficial Ownership on Form 4. In making these statements, the Company has relied on the representation of its Directors and Officers or copies of the reports that they have filed with the Commission. Due to an administrative oversight Messrs. Selman, Sapperstien, Service and Goodman failed to file on a timely basis an Initial Statement of Beneficial Ownership of Securities on Form 3, and subsequent Statements of Changes in Beneficial Ownership on Form 4. As of the date of this report, these forms have been filed.

ITEM 10   EXECUTIVE COMPENSATION
--------------------------------

The following table sets forth information concerning all annual compensation paid to the Company's Chief Executive Officer and each of the four highest paid persons other than the Chief Executive Officer who were officers or directors of the Company for the fiscal year ended June 30, 1998:


Name and title of individual        Year    Salary         Bonus    Additional
or identity of group                                                remuneration

Tom Kobayashi                       1998    $131,000 (1)
Chief Executive Officer             1997
and Director                        1996



David Gustafson
President and Chief Operating       1998    $131,000(2)
and Director                        1997
                                    1996

Jeffrey Dobkins                     1998     $92,572(3)
Vice President of Sales, IBS        1997
                                    1996

Mark Wallin                         1998     $99,500(4)
President and Chief                 1997
Operating Officer, IBS              1996


Tom Scott                           1998     $90,000(5)
Vice President,                     1997
Chief Technical Officer             1996

Total of above                      1998    $544,072
                                    1997
                                    1996

(1) Mr. Kobayashi has an Employment Agreement with the Company which provides for a five-year term expiring December 31, 2000, with a base salary of $10,416 per month from September 1, 1995 to February 28, 1996, with an increase to market rate at March 1, 1996 and every year thereafter. FY 1998 compensation includes $6,000 of auto allowance.

(2) Mr. Gustafson has an Employment Agreement with the Company which provides for a five-year term expiring December 31, 2000, with a base salary of $10,416 per month from September 1, 1995 to February 28, 1996, with an increase to market rate at March 1, 1996 and every year thereafter. FY 1997 compensation includes $6,000 of auto allowance.

(3) Mr. Dobkins has an Employment Agreement with the Company which provides for a three-year term expiring January 31, 2000, with a base salary of $7,714 per month plus commissions.

(4) Mr. Wallin has an Employment Agreement with the Company which provides for a two-year term expiring January 31, 2000, with a base salary of $7,917 per month. FY 1998 compensation includes $4,500 of commission.

(5) Mr. Scott has an Employment Agreement with the Company which provides for a three-and-one-half-year term expiring December 31, 2000, with a base salary of $7,500 per month.

With the exception of Mr. Service, who has a one year consulting contract under which he receives $ 6,000 per month, Directors of the Company do not receive any compensation for their services as directors other than reimbursement by the Company of reasonable out-of-pocket travel expenses incurred in connection with attending director meetings in person.

Stock options

On September 19, 1995, the Company granted a total of 263,420 non-qualified options to employees and directors to purchase common stock at $0.10 per share. As a result of the recapitalization and merger with AP Office Equipment, these options were converted into options to purchase Common Stock at a conversion of
 .87495 per share for each Company share, resulting in 230,479 options outstanding on June 30, 1998 at a price of $.11 per share. These fully vested option expire on September 29, 2000. There were no options exercised during the period.

The Company's initial nonqualified option plan was terminated as of April 3, 1998. At that time, the Board of Directors of the Company adopted and approved the Company's 1998 Stock Option Plan (the "Plan") for its employees, board members and certain other consultants in order to motivate them to maintain their commitment to the Company. Options under this Plan may be either Incentive Stock Options or Nonstatutory Stock Options and may be exercised no later than five (5) years from the date of their grant. The Plan is administered by the Board of Directors of the Company. The Board has directed the officers of the Company to reserve three million (3,000,000) shares of Common Stock for issuance upon exercise of options granted pursuant to the Plan. As of June 30, 1998, the Company had granted options under the Plan to purchase a total of 2,041,500 shares of Common Stock at a price of $.10 per share. There were no options exercised during this period. The Plan is currently subject to the approval of the Company's shareholders at its upcoming annual shareholders' meeting.

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

The following table sets forth certain information concerning the granting of stock options during the last completed fiscal year to each of the named executive officers:

                                  Shares of             % of Total
                                  Common Stock          Options
                                  Underlying            Granted to
                                  Options               Employees             Exercise
Name                              Granted (#)           in Fiscal Year        Price        Expiration Date
----                              -----------           --------------        -----        ---------------

Tom Kobayashi                       400,000                    22.4%            $0.10            4/2/03
David Gustafson                     350,000                    19.6%            $0.10            4/2/03
Tom Scott                           300,000                    16.8%            $0.10            4/2/03
Mark Wallin                         175,000                     9.8%            $0.10            4/2/03
Jeffrey Dobkins                      57,500                     3.2%            $0.10            4/2/03
                                  ---------
         Total                    1,282,500
                                  =========

There were no options exercised during the fiscal year.


ITEM 11   SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS
---------------------------------------------------------------------

The following table sets forth information, as of September 7, 1998, regarding shares of Common Stock (a) held of record and (b) that the named owner has the right to acquire within sixty days from options, warrants, rights, conversion privilege or similar obligations by: (i) officers or directors of the Company;
(ii) all officers and directors as a group; and (iii) each shareholder who owns more than 5% of any class of the Company's securities, including those shares subject to outstanding options and warrants. Unless indicated otherwise, each shareholder exercises sole voting and investment power with respect to shares owned.

                                                                              Amount Owned or
         Title             Name and Address                        Right to Acquire           Percent
         of Class          of Owner                                Within 60 Days             of Class (1)
         --------          --------                                --------------             ------------

         Common            Tom Kobayashi                            637,473(2)                   3.80 %
                           One Union Street
                           San Francisco, CA  94111

         Common            David Gustafson                          388,684(3)                   2.32%
                           One Union Street
                           San Francisco, CA  94111

         Common            Tom Scott                                322,802(4)                   1.93%
                           One Union Street
                           San Francisco, CA  94111

         Common            Robert Wussler                           180,000(5)                   1.07%
                           One Union Street
                           San Francisco, CA  94111

         Common            Randy Selman                             180,000(6)                   1.07%
                           1291 SW 29th Avenue
                           Pompano Beach, FL 33069

         Common            Alan Saperstein                          180,000(7)                   1.07%
                           1291 SW 29th Avenue
                           Pompano Beach, FL 33069

         Common            David Goodman                            180,000(8)                   1.07%
                           1291 SW 29th Avenue
                           Pompano Beach, FL 33069

         Common            Brian K Service                          410,000(9)                   2.45%
                           BKS International Consulting
                           123 Red Hill Circle
                           Tiburon, CA 94920

         Common            Liviakis Financial                       880,000                      5.25%
                           Communications, Inc.
                           2118 "P" Street, Suite C
                           Sacramento, CA  95816

         Common            T Bar W Ranch Investments               1,476,000(10)                 8.81%
                           101 E Brand
                           Mineola, TX 75773

         Common            Visual Data Corporation                  8,563,417                   51.00%
         ---------------------------------------------------------------------------------------------

         Common            All officers and
                           directors as a group (3)                  2,478,959                  14.78%




(1)      Based upon 16,762,376 shares of Common Stock  issued and outstanding as of June 30, 1998.
(2)      Includes right to acquire 212,426 shares within 60 days from options.
(3)      Includes right to acquire 252,923 shares within 60 days from options.
(4)      Includes right to acquire 157,917 shares within 60 days from options.
(5)      Includes right to acquire 180,000 shares within 60 days from options.
(6)      Includes right to acquire 180,000 shares within 60 days from options, excludes VDC shares.
(7)      Includes right to acquire 180,000 shares within 60 days from options, excludes VDC shares.
(8)      Includes right to acquire 180,000 shares within 60 days from options, excludes VDC shares.
(9)      Includes right to acquire 410,000 shares within 60 days from options and warrants, excludes VDC shares.
(10)     Includes right to acquire 738,000 shares within 60 days from warrants.


ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Investment Banking and Brokerage Services

All of the agreements described below were negotiated with unrelated third parties on an arms-length basis.

Century Financial Partners, Inc. Pursuant to a Consulting Agreement, dated July 31, 1995, between EDN and Century, EDN hired Century to advise EDN with respect to a merger of EDN with an entity whose securities were publicly traded. Such consulting agreement granted Century the exclusive right to represent EDN, on a best efforts basis, to prospective investors for financing and general corporate advisory services for a period of three years, and a right of first refusal to provide investment banking services for a period of three years. Century advised the Company with respect to the transaction with AP (see Part I - Item 1. Description of Business - History and Organization - Merger with AP Office Equipment). Century has verbally consented to the Company's agreements with Morgan Fuller and others (described below).

As payment for Century's services, the Century consulting agreement provided that EDN would grant to Mr. Onggara, an investor in Century, and a shareholder of the Company holding an aggregate of 100,000 shares of Common Stock, an option to purchase 1,000,000 shares of the common stock of any publicly traded entity into which EDN would merge, at $1.25 per share, which option shares would be registered immediately by EDN with the SEC on Form S-8. Management does not believe that such a registration is legally possible due to the fact that Mr. Onggara is not an employee of the Company. On August 20, 1997, the Company provided warrants for 1,000,000 shares of the Company's common stock at $1.25 per share as part of a negotiated settlement of Mr. Onggara's outstanding loan to the Company of $340,000. See Short-Term Loans from Officers, Directors and Shareholders; Guarantee of Lease).

Liviakis Financial Communications, Inc. Pursuant to a Consulting Agreement, dated as of January 12, 1996, between the Company and Liviakis, Liviakis agreed to provide public relations consulting services to the Company for a term of one year ending on January 11, 1997. As payment for its services, Liviakis received 390,000 unregistered shares of Common Stock from the Company. At the end of the term of the consulting agreement, Liviakis could demand that the Company use its best efforts to register such shares with the Securities and Exchange Commission. Pursuant to an additional Consulting Agreement effective as of January 12, 1997, between the Company and Liviakis, Liviakis agreed to provide consulting services to the Company for a term of one year ending on January 2, 1998. As payment for its services, Liviakis received 490,000 shares of Common Stock. At the end of the term of the consulting agreement, Liviakis was to have the same demand registration rights to register such shares with the SEC as given to investors in a private placement offering by the Company of shares of Common Stock in December, 1996. On September 18, 1997, Liviakis resigned as EDnet's investor public relations consultant.

Morgan Fuller Capital Group L.L.C. Pursuant to engagement letters dated May 20, June 25, June 28, June 28, November 19 and November 21, 1996, the Company retained Morgan Fuller to provide investment banking services to, and raise capital for, the Company. As discussed more fully in Part II - Item 5 - Market For The Registrants Common Stock And Related Stockholder Matters - Recent Sales of Unregistered Securities, as of October 10, 1997, the Company had: (i) granted Morgan Fuller 250,000 Warrants at an exercise price of $6.37 per share for general investment advisory services; (ii) delivered the Company's Senior Secured Notes payable to Morgan Fuller in the aggregate principal amount of $1,000,000 (for resale to investors); (iii) paid Morgan Fuller a loan fee of five percent (5%) of the amount of the Senior Secured Notes; and (iv) granted Morgan Fuller warrants to purchase 39,255 shares of Common Stock at an exercise price of $4.25 and warrants to purchase 25.205 shares of Common Stock at an exercise price of $3.69 in connection with the sale of participations in the notes (the "Participations"). The June 28, 1996 engagement letter provides that in the event that the Company fails to proceed with a subsequent Regulation S financing, the Company is obligated to pay to Morgan Fuller a cash fee of $140,000 and $200,000 in Warrants to purchase Common Stock at an exercise price equal to the lesser of: (i) $3.00; or (ii) sixty percent (60%) of the average closing bid price of the Common Stock during a consecutive ten (10) day period immediately preceding the issuance date of the Warrants. In connection with the extension of the Participations, the Company agreed to pay to Morgan Fuller a cash fee of one and one-half percent (1.5%) of the amount of the Senior Secured Notes and granted Morgan Fuller three-year warrants to purchase 55,970 sharese of Common Stock at an exercise price of $2.68. In connection with a Loan Modification Agreement effective June 30, 1997 (see Part II Item 5 Market for the Registrants Common Stock and Related Stockholder Matters - Recent Sale of Unregistered Securities - Private Placement of Note Participations) the Company amended its agreement with Morgan Fuller and agreed to re-price the warrants held by Morgan Fuller to $1.50.

On June 20, 1998, the Morgan Fuller agreed to accept for property valued at $418,250 by assigning to Morgan Fuller 75,000 shares of VDC stock at $3.75 per share, and warrants to purchase 50,000 shares of VDC stock at $2.74 per share, totaling $418,250, in consideration of forgiving the balance of the debt remaining to Morgan Fuller, totaling $331,750. Additionally, the EDnet warrants held by Morgan Fuller and the noteholders were re-priced at the exercise price of $.25 per share.

Consulting Agreement with Charles W. Clark. On June 30, 1997, the Company entered into a consulting agreement with Mr. Clark, pursuant to which Mr. Clark agreed to serve the Company in advising and assisting in the structuring of debt and liabilities, joint venture, acquisitions or merger partners, business development and developing long term financial plans. The Company agreed to pay Mr. Clark for re-structuring and re-organizing the Company's senior notes and debts on the Company's balance sheet four hundred thousand (400,000) shares of Common Stock. These shares were issued to Mr. Clark and registered with the Securities and Exchange Commission under a Form S-8 registration on July 25, 1997. This agreement was mutually terminated as of November 17, 1997. Charles Clark was elected to the Board of Directors of EDnet, Inc., on July 7, 1997. On April 2, 1998, Charles W. Clark submitted his resignation as a director of EDnet, Inc.

Consulting Agreement with B.K. Service International Business Consultancy. On July 1, 1998, the Company entered into a consulting agreement with Mr. Service, pursuant to which Mr. Service agreed to serve the Company in preparing SEC filings, corporate governance, financial planning, cash management, and investor relations. The Company has agreed to pay Mr. Service a monthly fee of $6,000. The term of this agreement is for one (1) year.

Consulting Agreement with Mackenzie Shea Inc. On June 16, 1998, the Company entered into an agreement with Mackenzie Shea, Inc. ("MSI"), pursuant to which MSI introduced EDnet to Visual Data Corporation and assisted in effecting the closing of the VDC Transaction. The Company agreed to compensate MSI for its services in a lump sum of $66,000, which equals 5% of $1 Million and 4% of $400,000, and two months of $10,000 per month retainer, in cash at the closing. MSI shall also will receive a fee equal to 4% of any additional shares issued to VDC as a result of the exercise of any of the outstanding options and /or warrants. At the beginning of each quarter, EDnet shall send to MSI a report on how many options and warrants have been exercised during the preceding three months. MSI also received warrants to purchase an aggregate of 750,000 shares of Common Stock at a per share price of $0.145.

Short-Term Loans from Officers, Directors and Shareholders; Guaranty of Lease

Several of the officers and directors of the Company have made short term loans to the Company pursuant to promissory notes each providing for maturity ninety days after the date thereof and simple interest of 6% on unpaid principal. Such promissory notes are overdue. Mr. Kobayashi made loans in the aggregate amount of $36,000, as evidenced by promissory notes dated from June 11, 1993 to February 10, 1994. As of June 30, 1998, unpaid principal (excluding interest) of $24,000 was due on Mr. Kobayashi's notes. Mr. Scott, the Vice President and Chief Technical Officer of the Company, made loans in the aggregate amount of $43,050, as evidenced by promissory notes dated from August 6, 1993 to June 12, 1995. As of June 30, 1998, unpaid principal (excluding interest) of $16,550 was due on Mr. Scott's notes. Each of these individuals has agreed not to declare a default under these notes for an indefinite period and to accept repayment by the Company at a future date.

Mr. Onggara has made three loans to the Company in the aggregate amount of $425,000, pursuant to: (a) a promissory note in the principal amount of $250,000 dated February 8, 1996 with a maturity date of August 8, 1996; (b) a promissory note in the principal amount of $100,000 dated April 18, 1996 with a maturity date of October 18, 1996; and (c) a promissory note in the principal amount of $75,000 dated May 20, 1996 with a maturity date of November 20, 1996. All such promissory notes provide for interest of 7% on unpaid principal and are secured by a subordinate security interest in the accounts receivable, chattel paper, accounts and certain other assets of the Company. In August, 1996, the Company made aggregate principal payments of $120,000 to Mr. Onggara on the first note. Mr. Onggara has verbally agreed to extend the maturity date of such notes for an indefinite period and to accept repayment by the Company at a future date, and advanced $35,000 to the Company under the first note. On August 20, 1997, an agreement was reached with Mr. Onggara whereby the $340,000 in outstanding principal owed to Mr. Onggara, plus accrued interest of $35,000, was converted to shares of the Company's Common Stock at $.375 per share, resulting in 1,000,000 shares. EDnet addressed an unresolved commitment of options by issuing 1,000,000 warrants priced at $1.25 each. (See Part II - Item 5. Market for the Registrants Common Stock and Related Stockholder Matters - Recent Sale of Unregistered Securities - Onggara Option.) The warrants are convertible over 3 years and are transferable and divisible.

Mr. Kobayashi executed a Guaranty of Lease in favor of Lantana pursuant to which Mr. Kobayashi personally guaranteed EDN's obligations under its lease for the Company's Los Angeles office premises. Mr. Kobayashi's guaranty was limited to $48,225 for so long as he remains the chief executive officer, and maintains voting control, of the Company. Because Mr. Kobayashi does not currently have voting control of the Company, his guarantee was therefore unlimited. On June 23, 1998, the balance of the lease was canceled, per mutual agreement by Lantana and EDnet, Inc. and the guarantee by Mr. Kobayashi was canceled. (See Part II -
ITEM 2 - PROPERTY.)

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

Exhibit No.       Type of Exhibit

 (10)  Material Contracts.

                  (a)  VDC Securities Purchase Agreement.  FILED HEREWITH.

                  (b) Form 8-K dated July 25, 1997 to report the issuance of S-8 shares to Charles W. Clark per consulting agreement. PREVIOUSLY FILED.

                  (c) Form 8-K dated December 8, 1997 and amended Form 8-KA dated December 19, 1997 to report resignation of Coopers & Lybrand L.L.P. as Company's principal accountant. PREVIOUSLY FILED.

                  (d) Form (14f1) for the Changes in Control of Registrant by and among EDnet, Inc. and Visual Data Corporation, dated as July 22, 1998. PREVIOUSLY FILED.

                  (e) Form 8-K of Appointment for New EDnet Directors by EDnet, Inc., dated as July 22, 1998. PREVIOUSLY FILED.

                  (f)  EDnet 1998 Stock Option Plan.  FILED HEREWITH.


 (27)             Financial Data Schedule.  FILED HEREWITH.

                                                     SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 EDnet, INC.

                                                 (Registrant)



Date:    October 13, 1998                        By: /s/Tom Kobayashi
                                                    -----------------
                                                    Tom Kobayashi,
                                                    Chief Executive Officer



         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:     October 13, 1998                       By: /s/Tom Kobayashi
                                                    -----------------
                                                    Tom Kobayashi,
                                                    Chief Executive Officer
                                                    and Director


Date:     October 13, 1998                       By: /s/David Gustafson
                                                    -------------------
                                                    David Gustafson,
                                                    President, Chief Operating
                                                    Officer and Director

Date:     October 13, 1998                       By: /s/David Gustafson
                                                    -------------------
                                                    David Gustafson,
                                                    Principal Accounting Officer


Date:     October 13, 1998                       By: /s/Brian Service
                                                    -----------------
                                                    Brian Service,
                                                    Director


Date:     October 13, 1998                       By: /s/Randy Selman
                                                    ----------------
                                                    Randy Selman,
                                                    Chairman of the Board of
                                                    Directors