Form 10QSB
period 1998-09-30
EDNET INC
filed 1998-11-20
CIK 1004233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


(MARK ONE)
   [   ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998  or


   [ X ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   July 1, 1998  to   September 30, 1998
                                 ------------       ------------------

                        Commission file number 000-21659


                                   EDnet, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Colorado                                               84-1273795
----------------------------------                        ---------------------
(State or other jurisdiction                             (I.R.S. Employer
  of incorporation or organization)                          Identification No.)


      One Union Street, San Francisco, California            94111
      -------------------------------------------           --------
      Address of principal executive offices               (Zip Code)

                                 (415) 274-8800
                 ----------------------------------------------
                 Issuer's telephone number, including area code

     Whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ( X ) No (   ).

Number of shares outstanding of the issuer's common stock as of
                                                  September 30, 1998: 16,761,836

Transitional Small Business Disclosure Format (Check one): Yes (   )  No (   )

Part I.  FINANCIAL INFORMATION
                                   EDnet, Inc.
                           CONSOLIDATED BALANCE SHEETS
                   As of September 30, 1998 and June 30, 1998
                                     ASSETS

                                                                    9/30/98          6/30/98
                                                                 ( Unaudited )     ( Audited )
                                                            ----------------------------------
CURRENT ASSETS
    Cash                                                            $ 52,089         $ 32,911
    Accounts Receivable, net of alloance for doubtful
      accounts of                                                    610,720          488,843
    $14,500 and $17,502 in September 30, 1998 and
      June 30, 1998                                                   (8,582)         (17,502)
    Note Receivable - related party                                   62,354             -
    Inventories                                                      119,770           87,157
    Prepaid expenses                                                   8,601           58,823
    Other Current Assets                                                -              16,665
                                                            ----------------------------------
TOTAL CURRENT ASSETS                                                 844,952          666,897
NOTE RECEIVABLE - RELATED PARTY                                      226,997          283,746
PROPERTY AND EQUIPMENT, NET                                        1,201,238        1,159,414
                                                                    (820,821)        (767,933)
OTHER ASSETS                                                           7,281           13,711
                                                            ----------------------------------
    TOTAL ASSETS                                                 $ 1,459,647      $ 1,355,835
                                                            ==================================
                       LIABILTIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                               $ 261,348        $ 388,325
    Accrued expenses                                                 229,765          294,980
    Deferred revenue                                                  33,421           21,286
    Line of credit                                                     7,986            8,872
    Notes payable                                                    257,122           40,500
    Current portion of capital lease obligations                      17,147            9,288
                                                            ----------------------------------
       TOTAL CURRENT LIABILITIES                                     806,789          763,251

Capital Lease obligations                                             15,058           11,470
                                                            ----------------------------------
    TOTAL LIABILITIES                                                821,847          774,721

STOCKHOLDERS' EQUITY
    Common  stock;  par value  $0.001 per share  Authorized
      50,000,000  shares, 16,761,836 issued and outstanding
      as of September 30, 1998 and June 30,1998 respectively          16,761           16,761
    Capital paid in excess of par value of common stock            6,755,443        6,755,443
    Accumulated Deficit                                           (6,134,404)      (6,191,090)
                                                            ----------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                       637,800          581,114

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 1,459,647      $ 1,355,835
                                                            ==================================

     The accompanying notes are an integral part of these consolidated financial statements.

                                   EDnet, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                  For the Three ended September 30, 1998 & 1997

                                                           Three Months
                                                        Ended September 30
                                                          ( Unaudited )
                                                 -------------------------------
                                                      1998              1997
                                                 -------------------------------
Revenues:
     Equipment sales                               $ 281,673          $ 137,720
     Installation and monthly fees                   153,440            152,508
     Web design and consulting                       255,850            191,817
     Usage and hosting fees                          428,449            396,571
     Other fees                                       27,633             24,755
                                                 -------------------------------
                                                   1,147,045            903,371
Cost of sales                                        680,540            553,101
                                                 -------------------------------
     Gross Profit                                    466,505            350,270

Sales and Marketing expenses
General and Administrative expenses                  129,139            172,638
                                                     308,895            722,356
                                                 -------------------------------
     Income (loss) before other income (expenses)    438,034            894,994
        and provision for income taxes
                                                      28,471           (544,724)
                                                 -------------------------------
Other income (expense):
     Interest income (expense)
     Sales tax write-off                                 843             (4,524)
     Other income (expense)                           30,000
                                                      (2,628)              -
                                                 -------------------------------
     Total other income (expense), net
                                                      28,215             (4,524)
                                                 -------------------------------
     Income (loss) before provision
                   for income taxes
                                                      56,686           (549,248)
Income taxes
                                                        -                  -
                                                 -------------------------------
     Net income (loss)
                                                    $ 56,686         $ (549,248)
                                                 ===============================
Net Income (Loss) Per Common Share                  $ 0.003           $ (0.08)
                                                 ===============================
Weighted Average Number of Shares Outstanding     16,761,836          6,670,226
                                                 ===============================

     The accompanying notes are an integral part of these consolidated financial statements.

                                   EDnet, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the Three Month ended September 30, 1998 and 1997

                                                       9/30/98        9/30/97
                                                    ( Unaudited )  ( Unaudited )
                                                  ------------------------------
Cash flows from operating activities:

Net income (loss)                                      $ 56,686      $ (549,258)

Adjustments to reconcile net loss to
cash used in operating activities:                                   .

Depreciation and amortization                            52,888          52,672
Provision for doubtful accounts                          (8,920)          3,389
Noncash compensation expenses                              -            400,000
Gain on write-off of accrued sales tax                  (30,000)           -
Decrease (increase) in other current assets              67,711          (9,011)
Decrease (increase) in accounts receivable             (121,877)        (32,717)
Decrease (increase) in inventory                        (32,613)         (9,607)
Increase (decrease) in accounts payable
    and accrued expenses                               (128,079)          2,467
Increase (decrease) in deferred revenue                  12,135          27,252
                                                  ------------------------------
Net cash used in operating activities                  (132,069)       (114,813)
                                                  ------------------------------

Cash flows from investing activities:

Purchase of property and equipment                      (41,824)         (5,065)

Net cash used in investing activities                   (41,824)         (5,065)
                                                  ------------------------------

Cash flows from financing activities:

Repayment on borrowings                                    (886)        (31,719)
Proceeds from borrowings                                200,000         131,755
Repayments on capital leases                             (6,043)        (10,049)
                                                  ------------------------------

Net cash provided by financing activities               193,071          89,987
                                                  ------------------------------

Net increase (decrease) in cash                          19,178         (29,891)
                                                  ==============================

Cash at beginning of period                              32,911          31,067
                                                  ------------------------------
Cash at end of period                                  $ 52,089         $ 1,176
                                                  ==============================

     The accompanying notes are an integral part of these consolidated financial statements.

                                   EDNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Basis of Presentation

     The opinion of management, the unaudited consolidated condensed financial statements included herein have been prepared on a consistent basis with the June 30, 1997 and June 30, 1998 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. As reported in the audited financial statements of June 30, 1998, the Company was burdened by substantial credit restrictions from many of its major suppliers, and the Company also faced substantial outstanding debts to financial consultants and investors. However, with the proceeds received from the VDC transaction at the end of fiscal year ended June 30, 1998, the Company paid off or restructured its past due accounts payables, notes payables and liens and thereby corrected many of these problems. The majority of the Company's suppliers have now eased their credit restrictions and are allowing the Company to resume purchasing equipment on credit. Similarly, the Company has settled all of the substantial outstanding claims of third parties based on services performed for the Company and based on various promissory notes previously issued by the Company. As a result of the restructuring, the Company has greater access to vendors and is able to negotiate better terms. These advantages are expected to contribute to enhanced profitability and increased revenues during the next fiscal year.

2.   Consolidation

     Consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Entertainment Digital Network, Inc. (EDN) and Internet Worldwide Business Solutions, Inc. (IBS). Material inter-company transactions and balances have been eliminated.

3.   Gain (Loss) per Share

     Gain (loss) per share has been computed using the weighted average number of common shares outstanding totaling 16,761,836 shares as of September 30, 1998 and 6,670,226 shares as of September 30, 1997. Due to the Companyloss position in September 30, 1997, common equivalent shares have been excluded because they are anti-dilutive.

4.   Research and Development

     The Company incurred no research and development expense during the three months ended September 30, 1998.

5.   Consulting Agreements

     July 1, 1998, the Company entered into a Consulting Agreement with B.K. Service International Business Consultancy "BKS", pursuant to which BKS agreed to serve the Company in advising, investor relation, SEC filing, managing and directing all corporate governance activities, and cash management. The Company agreed to compensate BKS in an amount of $6,000 per month. The agreements will expire on June 30, 1999.

6.   Sales Tax Payable

     An accrual of sales and use tax liability in the amount of $30,000 recorded on the financial statements for the year ended in June 30, 1998 and 1997. The State Board of Equalization completed an audit of the Companyliability for the period from July 1, 1994 through June 30, 1997. No sales and use tax liability was due for the period and the accrual was reversed at September 22, 1998.

7.   Notes Payable

     August 4, 1998, a Promissory Note ("Note") in the amount of $200,000 was executed between the Company and Eric Jacobs ("Jacobs") a member of the Company's Board of Directors. The Company transferred the principal to a Equipment Purchase Repo Account ("Account") an interest bearing account. This Account was restricted to use solely for the purchase of equipment to fulfill existing customer orders. The principal amount of $200,000 has been utilized in full for the purchase of equipment as of October 30, 1998. The interest will be at the rate of twelve (12%) per annum, with the principal balance and all accrued interest being due and payable on August 3, 1999. Interest payments are to be paid quarterly. After ninety (90) days from date of execution of the Note, at Jacob's discretion, Jacob may review principal amount outstanding, and upon five (5) days written notice such amount shall be reduced if deemed appropriate.

8.   Subsequent Events

     Resignations and New Appointment in Board Member:

     October 29, 1998 David Goodman resigned as a member of the Board of Directors of EDnet, Inc. and was replaced by Eric Jacobs ("Jacobs") on October 30, 1998. Jacobs is presently a member of the Board of Visual Data Corporation and Vice President and General Manager of Visual Data's wholly owned subsidiary, ResortView Corporation.

     Sales of Subsidiary

     In the months of October and November, the Company initiated preliminary discussion with a potential acquirer of the Company's wholly owned subsidiary, Internet Business Solutions. As of the date of this filing, no definitive agreement has been reached.

     Lines of Credit
     During the past 30 days, the Company has been negotiating with various lending institutions to establish a Line of Credit. As of this date, no agreement has been reached.
                                       6

                                   EDNET, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

     For the three months ended September 30, 1998, the Companyrevenues were $1,147,045, an increase of 21% compared to revenues of $903,371 in the comparable period last year. Increases in revenue are primarily due to increases in the sales of equipment (51%) and web development (25%) sales.

     Gross Profit increased to $466,505 or 41% of sales, in the three months ended September 30, 1998 compared to $350,270 or 39% of sales, in the equivalent period last year. Increase in grossprofit as a percentage of sales is attributable to growth in the higher profit margin sales, network usage and web site development. In addition, a new contract with MCI was executed in February, 1998, becoming effective with our usage billing between March 15 and April 15, 1998, which has resulted in lower costs for our ISDN usage.

     Operating expenses (including Sales & Marketing, and General & Administrative) decreased to $438,034 in the three months ended September 30, 1998 compared to $894,994 in the equivalent period last year. The Company did not incur any non-cash compensation expense during the three months ended September 30, 1998. Operating expenses for the three months ended September 30, 1997, includes the amortization of $400,000 for the S-8 shares that were issued for the consulting agreement with Charles Clark. Compared to the current period, after removing this non-recurring expense of $400,000, the operating expense for the prior period would be $494,994, resulting in a slight decrease of 12% for the current period.

     Other income increased to $28,215 in the three months ended September 30, 1998 compared to other expenses of $4,524 in the equivalent period last year. The increase in other income was primarily due to the $30,000 accrued sales tax write-off in September 1998 (Note 5).

     For the three months ended September 30, 1998, the Company incurred a net profit of $56,686 or $0.003 per share based on a weighted average of 16,761,836 shares outstanding, compared with a net loss of $549,248, or ($0.08) per share based on a weighted average of 6,670,226 shares outstanding in the prior year.

Financial Condition, Liquidity, and Capital Resources

     At September 30, 1998, the Companyaccumulated deficit was $6,134,404 and the Company had a positive net working capital of $38,163. The Company's accumulated deficit was reduced due to the net profit achieved during the three months ended September 30, 1998. The Company's working capital improved from a negative $96,354 on June 30, 1998 to a positive net working capital of $38,163 at the end of the current period. This increase was due primarily to the shift of the first payment of the note due from Visual Data of $62,354 from long term to short term assets, and the write-off of the accrued sales tax $30,000 with the completion of the audit.

PART II  OTHER INFORMATION


Item 1.   Legal Proceedings

None


Item 2.  Submission of Matters to a Vote of Security Holders

None


Item 3.  Other Information

None

Item 4.  Exhibits and Reports on Form 8-K

         (a) (27) Financial Data Schedule, filed electronically.

         (b) Form 8-K filed November 18, 1998 to report change the fiscal year from one ending June 30 of each year to a fiscal year ending each September 30. Thus the fiscal year of the registrant will begin on October 1, 1998 and will end September 30, 1999.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               EDNET, INC.
                                               ------------------------------



November 19, 1998                           By: /s/Tom Kobayashi
                                               ------------------------------
                                               Tom Kobayashi
                                               Chief Executive Officer






                                            By: /s/David Gustafson
                                               ------------------------------
                                               David Gustafson
                                               Secretary