Form 10QSB/A
period 1998-09-30
EDNET INC
filed 1999-01-15
CIK 1004233

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


                        Commission file number 000-21659


                                   EDnet, INC.

        (Exact name of small business issuer as specified in its charter)


           Colorado                                     84-1273795
--------------------------------                    ------------------
State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                   Identification No.)


One Union Street, San Francisco, California                  94111
-------------------------------------------                ---------
   Address of principal executive offices                  (Zip Code)


Issuer's telephone number, including area code          (415) 274-8800



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

Transitional Small Business Disclosure Format (Check one):   Yes (  )  No ( X )

Part I.  FINANCIAL INFORMATION
                                   EDnet, Inc.
                           CONSOLIDATED BALANCE SHEETS
                   As of September 30, 1998 and June 30, 1998

                                     ASSETS          9/30/98           6/30/98
                                                    (Audited)       ( Audited )
                                                   -----------     -----------
CURRENT ASSETS
  Cash                                            $     88,470    $     32,911
  Accounts Receivable, net of allowance for
   doubtful accounts of $8,500 and $17,502 in
   September 30, 1998 and June 30, 1998                574,800         471,341
  Account and interest receiveabl - related party       33,008               -
  Inventories                                          122,986          87,157
  Prepaid expenses                                       4,601          58,823
  Other Current Assets                                     826          16,665
                                                   -----------     -----------
   TOTAL CURRENT ASSETS                                824,691         666,897

PROPERTY AND EQUIPMENT, NET                            380,416         391,481

OTHER ASSETS                                             6,455          13,711
                                                   -----------     -----------
   TOTAL ASSETS                                   $  1,211,562    $  1,072,089
                                                   ===========     ===========

                      LIABILTIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                $    303,628    $    388,325
  Accrued expenses                                     239,476         294,980
  Deferred revenue                                      33,421          21,286
  Line of credit                                         8,214           8,872
  Notes payable - related party                        240,500          40,500
  Current portion of capital lease obligations          17,147           9,288
                                                   -----------     -----------
TOTAL CURRENT LIABILITIES                              842,386         763,251

Capital Lease obligations                               15,058          11,470
                                                   -----------     -----------
TOTAL LIABILITIES                                      857,444         774,721

STOCKHOLDERS' EQUITY
  Common stock; par value $0.001 per share
  Authorized 50,000,000 shares, 16,761,836 issued
  and outstanding as of September 30, 1998
  and June 30,1998 respectively                         16,761          16,761

  Capital paid in excess of par value of
  common stock                                       6,755,443       6,755,443
  Secured note receivable                             (283,746)       (283,746)
  Accumulated Deficit                               (6,134,340)     (6,191,090)
                                                   -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                             354,118         297,368

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  1,211,562    $  1,072,089
                                                   ===========     ===========
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   EDnet, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                  For the Three ended September 30, 1998 & 1997

                                                      Three Months
                                                   Ended September 30
                                                   1998        1997
                                                ---------    --------
                                                (Audited)  (Unaudited)
                                                ---------    --------
Revenues:
  Equipment sales                              $  283,573   $ 137,720
  Installation and monthly fees                   153,423     152,508
  Web design and consulting                       255,850     191,817
  Usage and hosting fees                          431,632     396,571
  Other fees                                       22,550      24,755
                                                ---------    --------
                                                1,147,028     903,371

Cost of sales                                     680,078     553,101
                                                ---------    --------

  Gross Profit                                    466,950     350,270

Sales and Marketing expenses                      129,052     172,638
General and Administrative expenses               281,990     722,356
                                                ---------    --------
  Income (loss) before other income (expenses)
   and provision for income taxes                  55,908    (544,724)
                                                ---------    --------
Other income (expense):
  Interest income (expense)                           842      (4,524)
  Other income (expense)                                -           -
                                                ---------    --------

  Total other income (expense), net                   842      (4,524)
                                                ---------    --------

  Income (loss) before provision
   for income taxes                                56,750    (549,248)

Income taxes                                            -           -
                                                ---------    --------

  Net income (loss)                            $   56,750   $(549,248)
                                                =========    ========

Basic income (loss) per share :
  Income (loss) before extraordinary item             Nil   $   (0.08)
  Net income (loss)                                   Nil   $   (0.08)
Diluted income (loss) per share:
  Income (loss) before extraordinary item             Nil   $   (0.08)
  Net income (loss)                                   Nil   $   (0.08)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   EDnet, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the Three Month ended September 30, 1998 and 1997

                                                9/30/98      9/30/97
                                               (Audited)  (Unaudited)
                                               --------     --------
Cash flows from operating activities:

  Net income (loss)                           $  56,750    $(549,258)

  Adjustments to reconcile net loss to
  cash used in operating activities:

   Depreciation and amortization                 52,888       52,672
   Noncash compensation expenses                      -      400,000
   Decrease (increase) in other
     current assets                              77,317       (9,011)
   Decrease (increase) in accounts receivable  (179,608)     (29,328)
   Decrease (increase) in inventory             (35,829)      (9,607)
   Increase (decrease) in accounts payable
     and accrued expenses                       (84,697)       2,467
   Increase (decrease) in deferred revenue            -       27,252
                                               --------     --------

     Net cash used in operating activities     (113,179)    (114,813)
                                               --------     --------

Cash flows from investing activities:

  Purchase of property and equipment            (25,849)      (5,065)
                                               --------     --------
     Net cash used in investing activities      (25,849)      (5,065)
                                               --------     --------
Cash flows from financing activities:

  Change in line of credit                         (886)     (31,719)
  Proceeds from borrowings                      200,000      131,755
  Repayments on capital leases                   (4,527)     (10,049)
                                               --------     --------
     Net cash provided by financing
      activities                                194,587       89,987
                                               --------     --------

       Net increase (decrease) in cash           55,559      (29,891)
                                               ========     ========

Cash at beginning of period                      32,911       31,067
                                               --------     --------

Cash at end of period                         $  88,470    $   1,176
                                               ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   EDNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     In the opinion of management, the audited consolidated condensed financial statements included herein have been prepared on a consistent basis with the June 30, 1997 and June 30, 1998 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. As reported in the audited financial statements of June 30, 1998, the Company was burdened by substantial credit restrictions from many of its major suppliers, and the Company also faced substantial outstanding debts to financial consultants and investors. However, with the proceeds received from the VDC transaction at the end of fiscal year ended June 30, 1998, the Company paid off or restructured its past due accounts payables, notes payables and liens and thereby corrected many of these problems. The majority of the Company's suppliers have now eased their credit restrictions and are allowing the Company to resume purchasing equipment on credit. Similarly, the Company has settled all of the substantial outstanding claims of third parties based on services performed for the Company and based on various promissory notes previously issued by the Company. As a result of the restructuring, the Company has greater access to vendors and is able to negotiate better terms. These advantages are expected to contribute to enhanced profitability and increased revenues during the next fiscal year.

2.   Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Entertainment Digital Network, Inc. (EDN) and Internet Worldwide Business Solutions, Inc. (IBS). Material inter-company transactions and balances have been eliminated.

3.   Gain (Loss) per Share

     Basic earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding during the year. The computation of net income (loss) per share was as follows:



                                           Income
                                           (Loss)       Shares     Per Share
                                        (Numerator)  (Denominator)   Amount
                                         ----------    ----------    ------
     Three months ended September 30, 1998:

        Basic earnings per share         $   56,750    16,761,836     Nil
        Effect of dilutive stock
          options and warrants                    -     5,344,156
                                         ----------    ----------    ------
        Diluted earnings per share       $   56,750    22,105,992     Nil
                                         ==========    ==========    ======

     At September 30, 1998 options and warrants, for the purchase of 1,391,643 common shares at prices ranging from $.375 to $2.50 per share, for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share.

     Loss per share as of September 30, 1997 has been computed using the weighted average number of common shares outstanding totaling 6,670,226 shares. Due to the Company's loss position in September 30, 1997, common equivalent shares have been excluded because they are anti-dilutive.


4.   Research and Development

     The Company incurred no research and development expense during the three months ended September 30, 1998.


5.   Consulting Agreements

     On July 1, 1998, the Company entered into a Consulting Agreement with B.K. Service International Business Consultancy "BKS", pursuant to which BKS agreed to serve the Company in advising, investor relation, SEC filing, managing and directing all corporate governance activities, and cash management. The Company agreed to compensate BKS in an amount of $6,000 per month. The agreements will expire on June 30, 1999.


6.   Sales Tax Payable

     An accrual of sales and use tax liability in the amount of $30,000 recorded on the financial statements for the year ended in June 30, 1998 and 1997. The State Board of Equalization completed an audit of the Company's liability for the period from July 1, 1994 through June 30, 1997. No sales and use tax liability was due for the period and the accrual was reversed at September 22, 1998.


7.   Notes Payable

     On August 4, 1998, a Promissory Note ("Note") in the amount of $200,000 was executed between the Company and Eric Jacobs ("Jacobs") a member of the Company's and VDC's Board of Directors. The Company transferred the principal to a Equipment Purchase Repo Account ("Account") an interest bearing account. This Account was restricted to use solely for the purchase of equipment to fulfill existing customer orders. The principal amount of $200,000 has been utilized in full for the purchase of equipment as of October 30, 1998. The interest will be at the rate of twelve (12%) per annum, with the principal balance and all accrued interest being due and payable on August 3, 1999. Interest payments are to be paid quarterly. After ninety (90) days from date of execution of the Note, at Jacob's discretion, Jacob may review principal amount outstanding, and upon five
     (5) days written notice such amount shall be reduced if deemed appropriate.

     Notes payable-related party consist of the following

                                                     September 30,    June 30,
                                                         1998          1998
                                                      -----------    --------
     Note  payable to Eric  Jacobs,  a director of
     VDC, with  original  principal of $200,000 at
     12%  interest.   The  principal  balance  and
     accrued  interest  is due on August 3,  1999.
     Accrued  interest payable as of September 30,
     1998 is $3,814.                                     $200,000           -

     Notes  payable to an officer  and  employees,
     interest  at 6% per annum,  uncollateralized.
     Accrued  interest payable as of September 30,
     1998 is $15,127.  The notes are  subordinated
     to  the  $250,000  credit  line  credit  line
     discussed  below for a period of six  months.
     Notes are due on demand thereafter.                 $ 40,500     $40,500
                                                      -----------    --------


                  Total notes payable-related party      $240,500     $40,500
                                                      ===========    ========


8.   Secured Note Receivable - Related Party

     A note receivable, at the face value of $283,746, due from VDC is part of the payment resulting from VDC's purchase of 8,563,419 shares of the Company's common stock. The note is secured by the acquired common stock and a second mortgage. Principal payment of $56,749 plus interest is due annually commencing July 1, 1999 until July 1, 2003; the note bears a fixed interest rate of 7% per annum.

     At September 30, 1998 VDC owed the Company $27,403 for the purchase of equipment and $5,605 of accrued interest on the note receivable.

9.   Subsequent Events

     Resignations and New Appointment in Board Member:

     On October 29, 1998 David Goodman resigned as a member of the Board of Directors of EDnet, Inc. and was replaced by Eric Jacobs ("Jacobs") on October 30, 1998. Jacobs is presently a member of the Board of Visual Data Corporation and Vice President and General Manager of Visual Data's wholly owned subsidiary, ResortView Corporation.

     Sales of Subsidiary

     On December 4, 1998, the Company entered into a binding letter of intent for the sale of asset of its subsidiary, IBS. The buyer paid the Company cash consideration of 1 million dollars on December 18, 1998, the closing date of the transaction, and assumed certain outstanding liabilities of IBS.

     Lines of Credit

     During the past 30 days, the Company has been negotiating with various lending institutions to establish a Line of Credit. As of this date, no agreement has been reached.

                                   EDNET, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

For the three months ended September 30, 1998, the Company's revenues were $1,147,045, an increase of 21% compared to revenues of $903,371 in the comparable period last year. Increases in revenue are primarily due to increases in the sales of equipment (51%) and web development (25%) sales.

Gross Profit increased to $466,505 or 41% of sales, in the three months ended September 30, 1998 compared to $350,270 or 39% of sales, in the equivalent period last year. Increase in gross profit as a percentage of sales is attributable to growth in the higher profit margin sales, network usage and web site development. In addition, a new contract with MCI was executed in February, 1998, becoming effective with our usage billing between March 15 and April 15, 1998, which has resulted in lower costs for our ISDN usage.

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

Financial Condition, Liquidity, and Capital Resources

At September 30, 1998, the Company's accumulated deficit was $6,134,404 and the Company had a positive net working capital of $38,163. The Company's accumulated deficit was reduced due to the net profit achieved during the three months ended September 30, 1998. The Company's working capital improved from a negative $96,354 on June 30, 1998 to a positive net working capital of $38,163 at the end of the current period. This increase was due primarily to the shift of the first payment of the note due from Visual Data of $62,354 from long term to short term assets, and the write-off of the accrued sales tax $30,000 with the completion of the audit.

Readiness for Year 2000

The Company's is still assessing the nature and extent of the Year 2000 ("Y2K") issues that it must address, and is confident that it has already taken or will be able to complete the work required to make its systems, products and infrastructure Y2K ready. The Company has determined that the primary impact, if any, of Y2K problems would be relegated to certain management information systems, not to any operating revenue generating systems or services that it provides. The Company has plans for upgrades by the end of March 31, 1999, that are necessary for the accounting system to handle year end issues. There may be certain computer hardware and software replacements that are necessary to handle Y2K issues as well. These will also be in place by March 31, 1999. The costs for these will not be material, and they are easily obtained. There are no technological issues in the hardware or software that the Company sells or rents to its clients that will be affected by Y2K issues.


The Company plans is evaluating the Y2K readiness of its consultants, vendors and suppliers. Where the Company determines that critical suppliers are not Y2K ready, the Company will monitor their progress and take appropriate actions. In particular, the telephone companies that supply the Company with services, must be Y2K ready in order to avoid major billing errors. Though the Company may experience some temporary delay in its ability to accurately rebill its customers, it does not foresee any permanent liability, should some error occur on the part of these suppliers. The Company believes that the Y2K date change will not significantly affect the Company's ability to deliver products and services to its customers on a timely basis; however, given the uncertain consequences of failure to resolve significant Y2K issues, there can be no assurance that any one or more such failures would not have a material adverse effect on the Company.

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



                                                   EDNET, INC.


                                                By:/s/Tom Kobayashi
                                                   -----------------------
January 15, 1999                                   Tom Kobayashi
                                                   Chief Executive Officer





                                                   By: /s/David Gustafson
                                                   -----------------------
                                                   David Gustafson
                                                   Secretary