Form 10QSB
period 1998-12-31
EDNET INC
filed 1999-02-16
CIK 1004233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


         (MARK ONE)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998  or


[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

                        Commission file number 000-21659


                                   EDnet, INC.

        (Exact name of small business issuer as specified in its charter)


            Colorado                                       84-1273795
---------------------------------                      -------------------
State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)


One Union Street, San Francisco, California                   94111
-------------------------------------------                -----------
Address of principal executive offices                      (Zip Code)


Issuer's telephone number, including area code            (415) 274-8800
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

Number of shares outstanding of the issuer's common stock as of December 31,
1998:   16,761,836

Transitional Small Business Disclosure Format (Check one):     Yes ( ) No (X)

                                   EDnet, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months ended December 31, 1998 & 1997
                                                          Three Months Ended
                                                       December 31  (Unaudited)
                                                       ------------------------
                                                          1998          1997
Revenues:                                              ----------     ---------
    Equipment sales                                    $  244,521    $  283,581
    Installation and monthly fees                         155,371       155,382
    Web design and consulting                             191,661       168,062
    Usage and hosting fees                                413,395       362,307
    Other fess                                             22,610        39,325
                                                       ----------     ---------
                                                        1,027,558     1,008,657
Cost of sales                                             704,882       678,104
                                                       ----------     ---------
    Gross Profit                                          322,676       330,553

Sales and Marketing expenses                              136,841       150,722
General and Administrative expenses                       279,100       150,692
                                                       ----------     ---------
                                                          415,941       301,414
    Income (loss) before other income
     (expenses)and provision for income taxes             (93,265)       29,139
                                                       ----------     ---------
Other income (expense):
    Interest income (expense)                                (498)      (17,269)
    Gain on sale of subsidiary
       - Internet Business Solution                       663,530             -
    Gain on sale of investment                                  -       248,334
    Other income (expense)                                   (632)            -
                                                       ----------     ---------
    Total other income (expense), net                     662,400       231,065
                                                       ----------     ---------
    Income (loss) before provision for income taxes       569,135       260,204

Income taxes                                                4,000         2,400
                                                       ----------     ---------
    Net income (loss) before extraordinary item           565,135       257,804
                                                       ----------     ---------
Extraordinary item-gain on restructuring of
    debt (no applicable income taxes)                           -        88,451
    Net income (loss)                                  $  565,135    $  346,255
                                                       ==========     =========
Basic income (loss) per share
    income (loss) before extraordinary item                  0.03          0.04
    Net income (loss)                                        0.03          0.05
Diluted income (loss) per share
    Income (loss) before extraordinary item                  0.02          0.04
    Net income (loss)                                        0.02          0.05

Weighted average number of shares outstanding          16,761,836     7,264,345
Effect of dilutive stock options and warrants          11,886,878
                                                       ----------     ---------
                                                       28,648,714     7,264,345
                                                       ==========     =========
              The accompanying notes are an integral part of these
                       consolidated financial statements.

Part I.  FINANCIAL INFORMATION
                                   EDnet, Inc.
                           CONSOLIDATED BALANCE SHEETS
                 As of December 31, 1998 and September 30, 1998

                              ASSETS                  12/31/98         9/30/98
                                                     (Unaudited)      (Audited)
CURRENT ASSETS                                       -----------     ----------
    Cash                                               $559,473         $88,470
    Cash - restricted                                   100,000
    Accounts Receivable, net of allowance
     for doubtful accounts of $2,908 and $8,500         377,779         574,800
     in December 31, 1998 and September 30, 1998                              -
    Note Receivable - related party                      29,056          33,008
    Inventories                                         149,749         122,986
    Other Current Assets                                 23,702           5,427
                                                     -----------     ----------
      TOTAL CURRENT ASSETS                            1,239,759         824,691

PROPERTY AND EQUIPMENT, NET                             209,488         380,416

OTHER ASSETS                                              1,754           6,455
                                                     -----------     ----------
    TOTAL ASSETS                                     $1,451,001      $1,211,562
                                                     ==========      ==========

                  LIABILTIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                   $362,467        $303,628
    Accrued expenses                                     79,046         239,476
    Deferred revenue                                     21,577          33,421
    Line of credit                                            -           8,214
    Notes payable - Related Party                        40,500         240,500
    Current portion of capital lease obligations         15,147          17,147
                                                     -----------     ----------
      TOTAL CURRENT LIABILITIES                         518,737         842,386

Capital Lease obligations                                13,077          15,058
                                                     -----------     ----------
    TOTAL LIABILITIES                                   531,814         857,444

STOCKHOLDERS' EQUITY
    Common  stock;  par value $0.001 per share
     Authorized 50,000,000 shares, 16,761,836 issued
     and outstanding as of December 31, 1998
     and September 30, 1998 respectively                 16,761          16,761

    Capital paid in excess of par
     value of common stock                            6,755,443       6,755,443
    Secured note receivable                            (283,746)       (283,746)
    Accumulated deficit                              (5,569,271)     (6,134,340)
                                                     -----------     ----------
    TOTAL STOCKHOLDERS' EQUITY                          919,187         354,118

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,451,001      $1,211,562
                                                     ==========      ==========
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   EDnet, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Month ended December 31, 1998 and 1997

                                                     12/31/98        12/31/97
                                                    (Unaudited)    (Unaudited)
                                                    -----------    -----------
Cash flows from operating activities:

   Net income (loss)                                   $565,135      $(202,992)

   Adjustments to reconcile net loss
   to cash used in operating activities:

      Depreciation and amortization                      53,195         97,808
      Provision for doubtful accounts                     1,848            275
      Noncash compensation expenses                           -        400,000
      Gain from sale of assets - IBS                   (663,530)             -
      Decrease (increase) in other current assets       (67,479)       (14,425)
      Decrease (increase) in accounts receivable         47,570       (147,655)
      Decrease (increase) in inventory                  (26,763)        50,879
      Increase (decrease) in accounts payable
       and accrued expenses                            (196,593)      (646,483)
      Increase (decrease) in deferred revenue           (25,965)        (3,919)
                                                    -----------    -----------

         Net cash used in operating activities         (312,582)      (466,512)
                                                    -----------    -----------
Cash flows from investing activities:

   Purchase of property and equipment                    (4,220)             -
   Sale of property and equipment                             -         10,354
   Proceeds from sale of assets - IBS &
    Breakthrough Software investment                  1,000,000        307,495
                                                    -----------    -----------

         Net cash provided by investing activities      995,780        317,849
                                                    -----------    -----------
Cash flows from financing activities:

   Repayment on borrowings                             (308,214)       (73,392)
   Proceeds from borrowings                             150,000        222,600
   Payment on Settlement of Claim in Equity             (50,000)             -
   Repayments on capital leases                          (3,981)       (20,343)
                                                    -----------    -----------
         Net cash (used) provided by
                 financing activities                  (212,195)       128,865
                                                    -----------    -----------

             Net increase (decrease) in cash            471,003        (19,798)
                                                    ===========    ===========
Cash at beginning of period                              88,470         31,067
                                                    -----------    -----------
Cash at end of period                                  $559,473        $11,269
                                                    ===========    ===========
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   EDNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     In the opinion of management, the unaudited consolidated condensed financial statements included herein have been prepared on a consistent basis with the June 30, 1998 and June 30, 1997 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. As reported in the audited financial statements of June 30, 1998, the Company ("EDnet, Inc.") was burdened by substantial credit restrictions from many of its major suppliers, and the Company also faced substantial outstanding debts to financial consultants and investors. The Company sought to address those problems, to the extent possible, by seeking a substantial equity investment from an independent investor. To that end, in June, 1998, the Company agreed to issue eight million five hundred sixty-three thousand four hundred seventeen (8,563,417) shares of the Company's Common Stock at a price of $0.1635 per share to Visual Data Corporation ("VDC") of Pompano Beach, Florida. Subsequently, VDC paid for the shares in cash, in securities and by issuing to EDnet a promissory note secured by a second mortgage on the real property occupied by VDC in Florida. EDnet also granted VDC options to acquire up to an aggregate of 6,542,722 shares of EDnet's common stock, subject to increase should EDnet grant options or warrants to other parties. The transaction gave VDC ownership of 51% of the outstanding securities of EDnet with a mechanism in place for VDC to ensure that it retains majority ownership of the Company's securities.


     With the proceeds received from the VDC transaction at the end of fiscal year ended June 30, 1998, the Company paid off or restructured its past due accounts payables, notes payables and liens and thereby corrected many problems. The majority of the Company's suppliers eased their credit restrictions and now allow the Company to resume purchasing equipment on credit. Similarly, the Company settled all of the substantial outstanding claims of third parties based on services performed for the Company and based on various promissory notes previously issued by the Company. As a result of the restructuring, the Company has greater access to vendors and is able to negotiate better terms.


     The Company negotiated a $250,000 Line of Credit with Union Bank of California in December, thus assuring the Company funds for expansion of its present business plus new products and services to be introduced during the balance of its fiscal year.


     On December 11, 1998, the company completed the sale of substantially all of the assets of EDnet's wholly-owned subsidiary Internet Business Solutions, Inc. ("IBS"), a California corporation, to Enterprise Communications Consulting, Inc., a Washington Corporation ("Buyer") and a wholly-owned subsidiary of Attachmate Corporation of Bellevue, Washington, for a total of one million dollars, of which $100,000 was deposited into an escrow account, to be released in full to the Company in increments upon the termination of the statute of limitations governing certain potential claims against IBS or the Buyer connected with the disposition of IBS's assets, or upon the earlier agreement of the Buyer.


2.   Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Entertainment Digital Network, Inc. (EDN) and Internet Worldwide Business Solutions, Inc. (IBS). All financial information for IBS was included through December 18, 1998. Material inter-company transactions and balances have been eliminated.


3.   Gain (Loss) per Share

     Basic earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding during the year. The computation of net income (loss) per share was as follows:

                                        Income (Loss)     Shares      Per Share
                                         (Numerator)   (Denominator)    Amount
                                          --------      ----------    --------
      Three months ended
       December 31, 1998:
        Basic income (loss)
         per share                        $(98,395)     16,761,836        Nil
        Extraordinary item                 663,530                       $.04

        Effect of dilutive stock
         options and warrants                    -      11,886,878
                                          --------      ----------    --------

        Diluted earnings per share        $565,135      28,648,714       $.02
                                          ========      ==========    ========


                                        Income (Loss)     Shares      Per Share
                                         (Numerator)   (Denominator)   Amount
                                          --------      ----------    --------
      Three months ended
       December 31, 1997:
        Basic income (loss) per share     $  9,470       7,264,345        Nil
        Extraordinary item                 336,785                       $.05

        Effect of dilutive stock
         options and warrants                    -               -
                                          --------      ----------    --------

        Diluted earnings per share        $346,255       7,264,345       $.05
                                          ========      ==========    ========

     At December 31, 1998 options and warrants, for the purchase of 1,391,643 common shares at prices ranging from $.375 to $2.50 per share, for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share

4.   Research and Development

     The Company incurred no research and development expense during the three months ended December 31, 1998.

5.   Notes Payable - Related Parties

     On August 4, 1998, a Promissory Note ("Note") in the amount of $200,000 was executed between the Company and Eric Jacobs ("Jacobs") a member of the Company's and VDC's Board of Directors. The Company transferred the principal to a Equipment Purchase Repo Account ("Account") an interest bearing account. This Account was restricted to use solely for the purchase of equipment to fulfill existing customer orders. This Note was paid in full including accrued interest to December 31, 1998 on December 30, 1998.

     Notes payable-related party consist of the following
                                                             Dec 31,     Sep 30,
                                                              1998        1998
                                                             -------    --------
         Note payable to Eric Jacobs, a director of VDC
         and EDnet, with original principal of $200,000
         at 12%  interest.  The  principal  balance and
         accrued  interest  is due on August  3,  1999.
         Accrued  interest  payable as of September 30,
         1998 is $3,814.                                           -    $200,000


         Notes  payable  to an officer  and  employees,
         interest  at 6% per  annum,  uncollateralized.
         Accrued  interest  payable as of December  31,
         1998 is $13,044. The notes are subordinated to
         the $250,000 credit line credit line discussed
         below  for a period of six  months.  Notes are
         due on demand thereafter.                            40,500      40,500
                                                            --------    --------
              Total notes payable-related party             $ 40,500    $240,500
                                                            ========    ========


6.   Secured Note Receivable - Related Party

     A note receivable, at the face value of $283,746, due from VDC is part of the payment resulting from VDC's purchase of 8,563,417 shares of the Company's common stock. The note is secured by the acquired common stock and a second mortgage. Principal payment of $56,749 plus interest is due annually commencing July 1, 1999 until July 1, 2003; the note bears a fixed interest rate of 7% per annum.

     At December 31, 1998 VDC owed the Company $27,403 for the purchase of equipment and $8,979 of accrued interest on the note receivable.


7.   Sale of Subsidiary

     On December 4, 1998, the Company entered into a binding letter of intent for the sale of asset of its subsidiary, IBS. As consideration for the IBS assets, Buyer has paid a total of one million dollars ($1,000,000), of which nine hundred thousand dollars $900,000 was paid to EDnet on December 18, 1998, the closing date of the transaction (the "Closing Date"). The remaining one hundred thousand dollars ($100,000) was paid into an interest bearing escrow account established for the benefit of EDnet and will be released in full to EDnet in increments upon the termination of the statute of limitations governing certain potential claims against IBS or the Buyer connected with the disposition of IBS's assets, or upon the earlier agreement of the Buyer.

                                   EDNET, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

For the three months ended December 31, 1998, the Company's revenues were $1,027,558, a slight increase compared to revenues of $1,008,657 in the comparable period last year. This quarter is affected by the holidays, where production and post-production of media for the entertainment and commercials is usually completed prior to December or postponed to the new year.

Gross Profit decreased to $322,676 or 31% of sales, in the three months ended December 31, 1998 compared to $330,553 or 33% of sales, in the equivalent period last year. This slight change was due to the profit margins sales mix difference between the two quarters.

Operating expenses (including Sales & Marketing, and General & Administrative) decreased slightly from $415,941 in the three months ended December 31, 1998 compared to $419,895 in the equivalent period last year.

Interest expense decreased dramatically from $10,615 in the prior equivalent quarter to $498 in the quarter ending December 31, 1998. This was attributed to the re-organization of the Senior Notes Payable in June, 1998. In the prior three months ended December 31, 1997 other income included the sale of Preferred Shares of Breakthrough Software, Inc., of $248,334 and the restructuring of certain accounts payable debts of $88,451.

For the three months ended December 31, 1998, the Company incurred a net profit of $565,135 or $0.02 per share based on a weighted average of 28,648,714 shares outstanding, compared with a net profit of 346,255, or $0.05 per share based on a weighted average of 7,264,345 shares outstanding in the prior year.

Following the investment in the company by Visual Data Corporation it had become apparent that the web development resources at IBS duplicated existing facilities at Visual Data. The Company completed the sale of all the assets and certain liabilities of its wholly owned subsidiary, Internet Business Solutions ("IBS") for $1,000,000 in cash on December 11, 1998.

With the sale of the assets of IBS, the Company anticipates the loss of 20% of its annual projected sales for fiscal 1999 and corresponding expenses. The company intends to offset this loss with the continued growth of its core audio networking business and the aggressive introduction of its video networking services in Spring, 1999. In addition the Company's revenues will benefit from the support of Visual Data's Internet business through expanded hosting and broadcasting capabilities over the Internet.

 The Company has executed a OEM Agreement with a new supplier of a video codec and will be one of their major beta users during the months of March and April. Over 50% of the Company's current audio network clients will have the need to send or receive video material for their work. In addition Visual Data and its partnership with PRNewswire will provide expanded short form video transmission opportunities during the approval process.

Financial Condition, Liquidity, and Capital Resources

At December 31, 1998, the Company's accumulated deficit was $5,569,272 and the Company had a positive net working capital of $721,022. The Company's accumulated deficit was reduced due to the net profit achieved primarily from the sale of the assets of its subsidiary Internet Business Solution (IBS) during the three months ended December 31, 1998. The Company's working capital improved from a negative $96,354 on June 30, 1998 to a positive net working capital of $721,022 at the end of the current period. This increase was due primarily to sale of the assets of its subsidiary, IBS.

The Company believes that it has sufficient working capital to fund its current plan of operation. In the event that the introduction of our new video networking and webcasting services accelerate at a greater pace than anticipated, the Company has available its Line of Credit with Union Bank of California and several leasing lines that are presently in place.

Readiness for Year 2000

The Company continues to assess the nature and extent of the Year 2000 ("Y2K") issues that it must address, and is confident that it has already taken or will be able to complete the work required to make its systems, products and infrastructure Y2K ready. The Company has determined that the primary impact, if any, of Y2K problems would be relegated to certain management information systems, not to any operating revenue generating systems or services that it provides. The Company has ordered the upgrades to be installed by the end of March 31, 1999, that are necessary for the accounting system to handle year end issues. There may be certain computer hardware and software replacements that are necessary to handle Y2K issues as well. These have also been ordered and will also be in place by March 31, 1999.. There are no technological issues in the hardware or software that the Company sells or rents to its clients that will be affected by Y2K issues.

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

PART II  OTHER INFORMATION


Item 1.   Legal Proceedings

None


Item 2.  Changes in Securities and Use of Proceeds

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

                  (c) Form 8-K filed December 7, 1998 to report agreement to sell substantially all the assets of the Company's wholly-owned subsidiary, Internet Business Solutions, Inc., to Enterprise Communications Consulting, Inc., a wholly-owned subsidiary of Attachmate Corporation of Bellevue, Washington, for a total of one million dollars.

                  (d) Form 8-KA filed December 22, 1998 to report close of sale of substantially all the assets of the Company's wholly-owned subsidiary, Internet Business Solutions, Inc., to Enterprise Communications Consulting, Inc., a wholly-owned subsidiary of Attachmate Corporation of Bellevue, Washington, for a total of one million dollars, of which $100,000 was deposited into an escrow account, to be released in full to the Company in increments upon the termination of the statute of limitations governing certain potential claims against IBS or the Buyer connected with the disposition of IBS's assets, or upon the earlier agreement of the Buyer. Additionally, the Company submitted Unaudited Condensed Consolidated Pro Forma Statements of Operations for the year ended June 30, 1998 and the three months ended September 30, 1998, and an Unaudited Consolidated Proforma Balance Sheet of the Company as of September 30, 1998, which reflected adjustments to EDnet's results of operations and EDnet's balance sheet to give effect to the transaction discussed above as if such transaction had occurred at the beginning of each period presented.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    EDNET, INC.




February 12, 1999                                   By:  /s/Tom Kobayashi
                                                         -----------------------
                                                         Tom Kobayashi
                                                         Chief Executive Officer






                                                    By:  /s/David Gustafson
                                                         -----------------------
                                                         David Gustafson
                                                         Secretary