Form 10QSB/A
period 1998-12-31
EDNET INC
filed 1999-02-25
CIK 1004233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB/A
                                  Amendment No. 1
                                        to

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

         The Registrant hereby amends the items of its Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998 as set forth below:

Part I

Consolidated Statements of Cash Flows.
Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                   EDnet, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months ended December 31, 1998 and 1997

                                                     12/31/98        12/31/97
                                                    (Unaudited)    (Unaudited)
                                                    -----------    -----------
Cash flows from operating activities:

   Net income (loss)                                   $565,135      $(202,992)

   Adjustments to reconcile net loss
   to cash used in operating activities:

      Depreciation and amortization                      53,195         97,808
      Provision for doubtful accounts                     1,848            275
      Noncash compensation expenses                           -        400,000
      Gain from sale of assets - IBS                   (663,530)             -
      Decrease (increase) in other current assets       (67,479)       (14,425)
      Decrease (increase) in accounts receivable         47,570       (147,655)
      Decrease (increase) in inventory                  (26,763)        50,879
      Increase (decrease) in accounts payable
       and accrued expenses                            (196,593)      (646,483)
      Increase (decrease) in deferred revenue           (25,965)        (3,919)
                                                    -----------    -----------

         Net cash used in operating activities         (312,582)      (466,512)
                                                    -----------    -----------
Cash flows from investing activities:

   Purchase of property and equipment                    (4,220)             -
   Sale of property and equipment                             -         10,354
   Proceeds from sale of assets - IBS &
    Breakthrough Software investment                  1,000,000        307,495
                                                    -----------    -----------

         Net cash provided by investing activities      995,780        317,849
                                                    -----------    -----------
Cash flows from financing activities:

   Repayment on borrowings                             (308,214)       (73,392)
   Proceeds from borrowings                             150,000        222,600
   Payment on Settlement of Claim in Equity             (50,000)             -
   Repayments on capital leases                          (3,981)       (20,343)
                                                    -----------    -----------
         Net cash (used in) provided by
                 financing activities                  (212,195)       128,865
                                                    -----------    -----------

             Net increase (decrease) in cash            471,003        (19,798)

Cash at beginning of period                              88,470         31,067
                                                    -----------    -----------
Cash at end of period                                  $559,473        $11,269
                                                    ===========    ===========
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   EDNET, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Results of Operations

For the three months ended December 31, 1998, the Company's revenues were $1,027,558, a slight increase compared to revenues of $1,008,657 in the comparable period last year. This quarter is affected by the holidays, where production and post-production of media for the entertainment and advertising sector is usually completed prior to December or postponed to the new year.

Gross Profit decreased to $322,676 or 31% of sales, in the three months ended December 31, 1998 compared to $330,553 or 33% of sales, in the equivalent period last year. This slight change was due to the profit margins sales mix difference between the two quarters.

Operating expenses (including Sales & Marketing, and General & Administrative) increased to $415,941 in the three months ended December 31, 1998 from $301,414 in the equivalent period last year.

Interest expense decreased dramatically from $17,269 in the prior equivalent quarter to $498 in the quarter ending December 31, 1998. This was attributed to the re-organization of the Senior Notes Payable in June, 1998. In the three months ended December 31, 1997 other income included the gain on the sale of Preferred Shares of Breakthrough Software, Inc., of $248,334.

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

With the sale of the assets of IBS, the Company anticipates the loss of 20% of its annual projected sales for fiscal 1999 and a corresponding reduction of expenses. The company intends to offset this loss with the continued growth of its core audio networking business and the aggressive introduction of its video networking services in Spring, 1999. In addition the Company's revenues will benefit from the support of Visual Data's Internet business through expanded hosting and broadcasting capabilities over the Internet.

 The Company has executed a OEM Agreement with a new supplier of a video codec and will be one of their major beta users during the months of March and April. Over 50% of the Company's current audio network clients will have the need to send or receive video material for their work. In addition, Visual Data and its partnership with PRNewswire will provide expanded short form video transmission opportunities during the approval process.

Financial Condition, Liquidity, and Capital Resources

At December 31, 1998, the Company's accumulated deficit was $5,569,271 and the Company had a positive net working capital of $721,022. The Company's accumulated deficit was reduced due to the net profit achieved primarily from the sale of the assets of its subsidiary Internet Business Solution (IBS) during the three months ended December 31, 1998. The Company's working capital improved from a negative $17,695 on September 30, 1998 to a positive net working capital of $721,022 at the end of the current period. This increase was due primarily to sale of the assets of its subsidiary, IBS.

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




                                                    EDNET, INC.




February 25, 1999                                   By:  /s/Tom Kobayashi
                                                         -----------------------
                                                         Tom Kobayashi
                                                         Chief Executive Officer






                                                    By:  /s/David Gustafson
                                                         -----------------------
                                                         David Gustafson
                                                         Secretary