Form 10QSB
period 1999-03-31
ENTERTAINMENT DIGITAL NETWORK INC/DE
filed 1999-05-18
CIK 1004233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

            (MARK  ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  MARCH  31,  1999  or
                                    ----------------


[   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)  OF
          THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from            to
                                   ----------   ----------

Commission  file  number  000-21659
                          ---------


                       ENTERTAINMENT DIGITAL NETWORK, INC.

        (Exact name of small business issuer as specified in its charter)


Delaware                                                     94-173300
--------------------------------------------------------------------------------
State  or  other  jurisdiction                               (IRS  Employer
of  incorporation  or  organization)                         Identification No.)


One  Union  Street,  San  Francisco,  California             94111
--------------------------------------------------------------------------------
Address  of  principal executive offices                     (Zip Code)


Issuer's  telephone  number,  including  area  code          (415) 274-8800
                                                             -------------------
                                   EDnet, Inc.
--------------------------------------------------------------------------------
                                   Former Name

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
          ---   ---

Number  of shares outstanding of the issuer's Common Stock as of March 31, 1999:
18,286,836

Transitional  Small  Business Disclosure Format (Check one):    Yes     No  X
                                                                    ---    ---

Part  I.  FINANCIAL  INFORMATION

                          Entertainment Digital Network, Inc.
                              CONSOLIDATED BALANCE SHEETS
                      As of March 31, 1999 and September 30, 1998

                              ASSETS                          03/31/99       09/30/98
                                                             (Unaudited)    (Audited)
                                                             ------------  ------------
CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   303,187   $    88,470
  Restricted cash . . . . . . . . . . . . . . . . . . . . .      100,000             -
  Accounts receivable, net of allowance
    for doubtful accounts of $5,308 and $8,500 at
    March 31, 1999 and September 30, 1998, respectively . .      516,596       574,800
  Accounts and interest receivable - related party. . . . .       42,911        33,008
  Inventories . . . . . . . . . . . . . . . . . . . . . . .      219,878       122,986
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . .       22,479         4,601
  Other current assets. . . . . . . . . . . . . . . . . . .        8,577           826
                                                             ------------  ------------

    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .    1,213,628       824,691
                                                             ------------  ------------

PROPERTY AND EQUIPMENT, NET . . . . . . . . . . . . . . . .      267,086       380,416
                                                             ------------  ------------

OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . .        1,754         6,455
                                                             ------------  ------------

  TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . .  $ 1,482,468   $ 1,211,562
                                                             ============  ============



                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                          Entertainment Digital Network, Inc.
                              CONSOLIDATED BALANCE SHEETS
                      As of March 31, 1999 and September 30, 1998
                                     (continued)


                                                              03/31/99       09/30/98
                                                             (Unaudited)    (Audited)
                                                             ------------  ------------


           LIABILITIES AND STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses . . . . . . . . . .  $   515,972   $   543,104
  Deferred revenue. . . . . . . . . . . . . . . . . . . . .       15,672        33,421
  Line of credit. . . . . . . . . . . . . . . . . . . . . .       50,000         8,214
  Notes payable - related party . . . . . . . . . . . . . .       40,500       240,500
  Current portion of capital lease obligations. . . . . . .       13,076        17,147
                                                             ------------  ------------

    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . .      635,220       842,386
                                                             ------------  ------------

  Capital lease obligations . . . . . . . . . . . . . . . .       11,029        15,058
                                                             ------------  ------------

  TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . .      646,249       857,444
                                                             ------------  ------------

STOCKHOLDERS' EQUITY
  Common Stock; par value $0.001 per share
    Authorized 50,000,000 shares; 18,286,836 and 16,761,836
      issued and outstanding at March 31, 1999 and
      September 30, 1998, respectively. . . . . . . . . . .       18,286        16,761


  Capital paid in excess of par value of Common Stock . . .    6,906,461     6,755,443
  Subscription receivable . . . . . . . . . . . . . . . . .      (76,250)            -
  Secured note receivable . . . . . . . . . . . . . . . . .     (283,746)     (283,746)
  Accumulated deficit . . . . . . . . . . . . . . . . . . .   (5,728,532)   (6,134,340)
                                                             ------------  ------------


  TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . .      836,219       354,118
                                                             ------------  ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . .  $ 1,482,468   $ 1,211,562
                                                             ============  ============
                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                                      Entertainment Digital Network, Inc.
                                      CONSOLIDATED STATEMENTS OF INCOME
                            For the Three and Six Months ended March 31, 1999 & 1998

                                                                      Six Months                    Three Months
                                                                     Ended March 31                Ended March 31
                                                                      (Unaudited)                   (Unaudited)
                                                           ---------------------------------  --------------------------
                                                                 1999              1998            1999         1998
                                                           ---------------  ----------------  ------------  ------------
Revenues:
  Equipment sales and installation. . . . . . . . . . . .  $       553,252   $       419,283   $   299,398   $  268,951
  Site development and services . . . . . . . . . . . . .          191,661           379,479             -      211,417
  Access, Usage, and Hosting fees . . . . . . . . . . . .        1,129,327         1,200,346       569,894      549,408
  Other fees. . . . . . . . . . . . . . . . . . . . . . .           43,055            69,453        20,445       30,128
                                                           ---------------  ----------------  ------------  ------------
                                                                 1,917,295         2,068,561       889,737    1,059,904
Cost of sales . . . . . . . . . . . . . . . . . . . . . .        1,335,131         1,366,526       630,249      688,422
                                                           ---------------  ----------------  ------------  ------------
  Gross Profit. . . . . . . . . . . . . . . . . . . . . .          582,164           702,035       259,488      371,482
Sales and Marketing expenses. . . . . . . . . . . . . . .          215,168           299,058        78,327      148,336
General and Administrative expenses . . . . . . . . . . .          625,049           456,843       345,949      306,151
                                                           ---------------  ----------------  ------------  ------------
                                                                   840,217           755,901       424,276      454,487
  Loss from operations. . . . . . . . . . . . . . . . . .         (258,053)          (53,866)     (164,788)     (83,005)
                                                           ---------------  ----------------  ------------  ------------
Other income:
  Interest income/(expense) . . . . . . . . . . . . . . .            7,432           (33,461)        7,930      (16,192)
  Gain on sale of subsidiary. . . . . . . . . . . . . . .          663,530                 -             -            -
  Other income/(expense). . . . . . . . . . . . . . . . .           (3,032)          551,078        (2,400)     214,293
                                                           ---------------  ----------------  ------------  ------------
  Total other income, net . . . . . . . . . . . . . . . .          667,930           517,617         5,530      198,101
                                                           ---------------  ----------------  ------------  ------------
  Income/(loss) before provision for income taxes . . . .          409,877           463,751      (159,258)     115,096
Income taxes. . . . . . . . . . . . . . . . . . . . . . .            4,000             2,400             -            -
Net income/(loss) . . . . . . . . . . . . . . . . . . . .  $       405,877   $       461,351     ($159,258)  $  115,096
                                                           ---------------  ----------------  ------------  ------------
Diluted and Basic Earnings (loss) per share:  . . . . . .  $          0.02   $          0.05        ($0.01)  $     0.01
                                                           ===============  ================  =============  ===========
Diluted and Basic Number of Shares Outstanding: . . . . .       24,550,062         8,431,450    17,411,836    8,032,899
                                                           ===============  ================  =============  ===========


                                  The accompanying notes are an integral part of these
                                         consolidated financial statements.

                       Entertainment Digital Network, Inc.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                 for the Six Months ended March 31, 1999 and 1998

                                                         03/31/99      03/31/98
                                                        (Unaudited)   (Unaudited)
                                                        -----------   -----------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . .  $   405,877   $   461,351

  Adjustments to reconcile net loss to
     cash used in operating activities:

    Depreciation and amortization . . . . . . . . . .       74,479        94,539
    Provision for doubtful accounts . . . . . . . . .        4,248       (14,319)
    Noncash compensation expenses . . . . . . . . . .            -        21,244
    Gain from sale of assets - IBS. . . . . . . . . .     (663,530)            -
    Increase in accounts receivable . . . . . . . . .      (93,647)       (7,575)
    Increase in accounts receivable-related party . .       (9,903)            -
    Decrease/(increase) in inventory. . . . . . . . .      (96,892)       32,085
    Increase in prepaid expenses. . . . . . . . . . .      (17,878)            -
    Increase in other current assets. . . . . . . . .      (60,908)      (13,451)
    Decrease in accounts payable
      and accrued expenses. . . . . . . . . . . . . .     (122,134)   (1,072,329)
    Decrease in deferred revenue. . . . . . . . . . .      (31,870)      (93,069)
                                                       ------------  ------------
    Net cash used by operating activities . . . . . .     (612,158)     (591,524)
                                                       ------------  ------------
Cash flows from investing activities:

  Purchase of property and equipment. . . . . . . . .      (83,104)      (13,752)
  Sale of property and equipment. . . . . . . . . . .            -         9,844
  Proceeds from sale of assets. . . . . . . . . . . .    1,000,000       495,000
                                                       ------------  ------------
    Net cash provided by investing activities . . . .      916,896       491,092
                                                       ------------  ------------
Cash flows from financing activities:

  Repayment on borrowings . . . . . . . . . . . . . .     (308,214)     (278,489)
  Proceeds from borrowings. . . . . . . . . . . . . .      200,000       437,667
  Repayments on capital leases. . . . . . . . . . . .       (8,100)      (18,705)
  Repayment on Settlement of Claim in Equity. . . . .      (50,000)            -
  Issuance of Common Stock  . . . . . . . . . . . . .       76,293           888
                                                       ------------  ------------

    Net cash provided/(used) by financing activities.      (90,021)      141,361
                                                       ------------  ------------
      Net increase in cash. . . . . . . . . . . . . .      214,717        40,929
                                                       ============  ============
Cash at beginning of period . . . . . . . . . . . . .       88,470         1,176
                                                       ------------  ------------
Cash at end of period . . . . . . . . . . . . . . . .  $   303,187   $    42,105
                                                       ============  ============

            The accompanying notes are an integral part of these
                   consolidated financial statements.

                       ENTERTAINMENT DIGITAL NETWORK, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     Basis  of  Presentation
       -----------------------
The interim, condensed, consolidated financial statements of Entertainment Digital Network, Inc. (the "Company") included herein have been prepared in conformity with generally accepted accounting principles. The principles applied are consistent in all material respects with those used in the Company's Transition Report on Form 10-QSB for the transition period July 1, 1998 to September 30, 1998. The interim financial statements are unaudited but reflect all normal adjustments which are, in the opinion of management, necessary to provide fair, condensed, consolidated balance sheets, statements of income and cash flows for the interim periods presented. The interim financial statements should be read in conjunction with the financial statements in the Company's Transition Report on Form 10-QSB for the transition period July 1, 1998 to September 30, 1998.

2.     Consolidation
       -------------
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary: Entertainment Digital Network (EDN). Material inter-company transactions and balances have been eliminated. The Company is 51% owned by Visual Data Corporation ("VDC").

3.     Loss  per  Share
       ----------------
     Basic earnings (loss) per share are computed using the weighted-average number of shares of Common Stock outstanding during the periods. Diluted earnings per share are computed using the weighted-average number of common shares and common share equivalents outstanding during the periods. The computation of net income (loss) per share was as follows:

                                                 Income/(loss)    Shares      Per Share
                                                   Numerator    Denominator    Amount
                                                 -------------  -----------  ----------
Six months ended March 31, 1999:
  Operating income/(loss) per share . . . . . .  $   (262,053)   17,086,836      Nil
  Other income. . . . . . . . . . . . . . . . .       667,930                $     0.04
  Effect of dilutive stock options and warrants                   7,463,226
                                                 -------------  -----------  ----------
  Diluted earnings per share. . . . . . . . . .  $    405,877    24,550,062  $     0.02
                                                 =============  ===========  ==========

                                                 Income/(loss)    Shares     Per Share
                                                   Numerator    Denominator    Amount
                                                 -------------  -----------  ----------
Six months ended March 31, 1998:
  Operating income/(loss) per share . . . . . .  $     (56,265)   7,935,128      Nil
  Other income. . . . . . . . . . . . . . . . .        517,616               $     0.07
  Effect of dilutive stock options and warrants                     496,322
                                                 --------------  ----------  ----------
Diluted earnings per share. . . . . . . . . . .  $     461,351    8,431,450  $     0.05
                                                 ==============  ==========  ==========

At March 31, 1999, options and warrants for the purchase of 8,733,736 common shares at prices ranging from $1.00 to $2.50 per share were not included in the computation of diluted earnings per share as the exercise price was greater than the average market price of common shares.

4. Secured Note Receivable - Related Party
   ---------------------------------------
A note receivable with face value of $283,746, due from VDC is part of the payment resulting from VDC's purchase of 8,653,419 shares of the Company's Common Stock. VDC has 51% ownership of the Company. The acquired Common Stock and a second mortgage secure the note. Principal payment of $56,749 plus interest is due annually commencing July 1, 1999 until July 1, 2003; the note bears a fixed interest rate of 7% per annum.

At March 31, 1999, VDC owed the Company $27,403 for the purchase of equipment and $15,508 of accrued interest on the note receivable.

5.  Sale  of  Subsidiary
    --------------------
On December 11, 1998, the Company completed the sale of substantially all of the assets of the Company's wholly-owned subsidiary Internet Business Solutions, Inc. ("IBS"), a California corporation, to Enterprise Communications Consulting, Inc., a Washington Corporation ("Buyer"), a wholly-owned subsidiary of Attachmate Corporation of Bellevue, Washington. The transaction was completed for a total of $1,000,000, of which $100,000 was deposited into an escrow account. The balance is to be released in full to the Company in increments upon the termination of the statute of limitations governing certain potential claims against IBS or the Buyer connected with the disposition of IBS's assets, or upon the earlier agreement of the Buyer.

6.  Subscription  Receivable
    ------------------------
A subscription receivable in the amount of $76,250 was due from VDC for exercising 762,500 warrants of the Company's stock. The funds were received on April 7, 1999.

7.     Notes  Payable
       --------------
On August 4, 1998, a Promissory Note ("Note") in the amount of $200,000 was executed between the Company and Eric Jacobs, a member of the Company's and VDC's Board of Directors. VDC owns a 51% share of the Company. The Company transferred the principal to an interest-bearing Equipment Purchase Repo Account ("Account"). This Account was restricted to solely purchasing equipment to fulfill existing customer orders. The Note was paid in full on December 30, 1998 and included interest accrued through December 31, 1998.

Notes  payable-related  party  consist  of  the  following:

                                                                 March 31,  Sep 30,
                                                                   1999      1998
                                                                  -------  --------
Note payable to Eric Jacobs, a director of VDC and the
  Company, with original principal of $200,000 at 12%
  interest.  The principal balance and accrued interest is due on August 3, 1999.  Accrued interest payable as of September
  30, 1998 is $3,814.. . . . . . . . . . . . . . . . . . . . . .        -  $200,000

Notes payable to an officer and employees, interest at 6% per annum, uncollateralized.  Accrued interest payable as of
  March 31, 1999 is $607.50.  The notes are subordinated to the
  $250,000 credit line discussed below.
                                                                  $40,500  $ 40,500
                                                                  -------  --------
Total notes payable-related party. . . . . . . . . . . . . . . .  $40,500  $240,500
                                                                  =======  ========

                       ENTERTAINMENT DIGITAL NETWORK, INC
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

For the three months ended March 31, 1999, our revenues were $889,737, representing a decrease of 16% compared to revenues of $1,059,904 in the comparable period last year. Revenues for the six months ended March 31, 1999 decreased 7% to $1,917,295 compared to revenues of $2,068,561 in the comparable period last year. These decreases are primarily due to the sale of our wholly owned subsidiary IBS, which took place in December 1998 as part of our decision to re-focus activities on audio/video digital transmission and webcasting activities. The 16% decrease in revenue in the current quarter resulted from losing $304,925 in sales from Internet business consulting and hosting fees. This decrease is offset with increased revenues from audio equipment sales and the start up of our webcasting services in partnership with P.R. Newswire.

Gross Profit decreased to $259,488 or 29% of sales, in the three months ended March 31, 1999 compared to $371,482, or 35% of sales, in the comparable period last year. For the six months ended March 31, 1999 gross profit decreased to $582,164 or 30% of sales, from $702,035, or 34% of sales in the comparable period last year. Gross profit for the current quarter and year to date decreased primarily because of the sale of the assets of IBS, which had contributed $162,866 and $428,106, respectively to gross profit in those periods. The loss of IBS's hosting services, which generated higher gross profit percentages than other services, reduced gross profit percentages for those periods.

Operating expenses (including Sales & Marketing, and General & Administrative) decreased to $424,276 in the three months ended March 31, 1999 compared to $454,487 in the equivalent period last year. During the quarter there was a reduction of $133,572 in operating expenses due to the sale of IBS. However, this was offset by non-recurring increases in legal and accounting fees due to the change of domicile from Colorado to Delaware, and the registration on Form S-3 of certain shares of Common Stock, filed April 30, 1999. The registration relates to the offer and sale of up to 2,900,439 shares of Common Stock issued or issuable to certain third parties upon their exercise of Common Stock purchase warrants at prices ranging from $0.10 to $1.25 per share. The Company will not receive proceeds directly from the sale of those shares of Common Stock, but we expect the exercise of warrants to yield up to $1,731,844 in proceeds to fund the working capital requirements of our expanded digital audio and video transmission and webcasting activities. For the six months ended March 31, 1999 operating expenses increased to $840,217 from $755,901 in the equivalent period last year. There were significant expenditures for the current six months ended such as: non-recurring legal and accounting costs associated with the IBS sale, additional year end audit and tax returns due to the change in fiscal year, re-incorporation, S-3 Registration and the first shareholders' meeting.

The decrease in other income from $198,101 to $5,530 for the three-month period ending March 31, 1999 compared to the corresponding period last year was primarily attributable to the restructuring of accounts payable for $135,000 and write off of a note payable for $100,000. For the six-month periods ending March 31, 1999, and March 31, 1998, other income increased to $667,930 from $517,617. The current year to date other income was attributable to the IBS sale. The prior year to date other income was due to the restructuring of accounts payable and the gain from the sale of our investment in Breakthrough Software.

The decrease in interest expense and increase in interest income is due to the restructuring of senior notes on June 30, 1998 and interest income accrued of $16,287 on both the notes receivable from VDC and the $100,000 in escrow due from the sale of IBS. This resulted in lowering interest expense from $16,192 to interest income of $7,930 for the three months ended March 31, 1999 and decreasing interest expense from $33,461 to interest income of $7,432 for the six months ended March 31, 1999 compared to the comparable periods in the prior year.

For the three months ended March 31, 1999, we incurred a net loss of $159,258 or ($0.01) per share based on a weighted-average of 17,411,836 shares outstanding, which is in line with our forecast. This compares with a net income of $115,096, or $0.01 per share based on a weighted-average of 8,032,899 shares outstanding in the prior year for the comparable period. Net income for the six months ended March 31, 1999 was $405,877, or $0.02 per share based on a weighted-average of 17,086,836 shares outstanding, compared with a net income of $461,351, or $0.05 per share, based on a weighted-average of 8,431,450 shares in the prior year.

FINANCIAL  CONDITION,  LIQUIDITY,  AND  CAPITAL  RESOURCES

At March 31, 1999, we had an accumulated deficit of $5,728,532 and a positive net working capital of $578,408. This compares to a March 31, 1998 accumulated deficit of $6,679,733 and a negative net working capital of $1,195,946. VDC's investment in Entertainment Digital Network, Inc. and the restructuring of our accounts and notes payable had a positive impact on working capital and accumulated deficit. Our working capital improved from a negative $17,695 at September 30, 1998 to $578,408 at March 31, 1999, due to the sale of IBS's assets.

We believe we have sufficient working capital to fund our current plan of operation. We anticipate increasing revenues from the introduction of new services, including: sales of the Telestream "ClipMail Pro" high quality video delivery system; video networking services based on high speed bandwidth connections via DSL and frame relay T1 to the ClipMail Pro systems; and webcasting services. We have available a $250,000 Line of Credit with Union Bank of California and several leasing facilities. We also anticipate receiving up to $1,731,844 in May 1999 from the exercise of warrants in connection with the registration on Form S-3 of the underlying shares of Common Stock.

READINESS  FOR  YEAR  2000

We are aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The year 2000 issue relates to whether computer systems will properly recognize and process information relating to dates in and after the year 2000. These systems could fail or produce erroneous results if they cannot adequately process dates beyond the year 1999 and are not corrected. Many people in the software industry are uncertain about the potential consequences that may result from the failure of software to adequately address the year 2000 issue.

We have reviewed the software and hardware we use internally in our support systems to determine whether they are year 2000 compliant. We are confident that we have already taken or soon will be able to complete the work required to make our systems, products and infrastructure year 2000 ready. Most of our software has already been upgraded by the manufacturer or was recently purchased and is year 2000 compliant. There are no technological issues in the hardware or software that we sell or rent to our clients that will be affected by year 2000 issues.

We do not believe that the aggregate cost for the year 2000 issue will be material, but we cannot predict the effect of the year 2000 issue on many of the entities with which we transact business. We are evaluating the year 2000 readiness of our consultants, vendors and suppliers. Where we determine that critical suppliers are not year 2000 ready, we will monitor their progress and take appropriate actions. In particular, the telephone companies that supply us with services must be year 2000 ready in order to avoid major billing errors. Though we may experience some temporary delay in our ability to accurately rebill customers, we do not foresee any permanent liability, should some error occur on the part of these suppliers.

DISCLOSURE  PURSUANT  TO  THE  PRIVATE  SECURITIES LITIGATION REFORM ACT OF 1995

When used in this Management's Discussion and Analysis, the words "anticipate," "estimate," "expect," and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, including, but not limited to, the following: risks associated with fundraising and our ability to secure resources necessary to fully develop business products; risks associated with mergers and acquisitions, the nature of any transaction consummated, and the ability to successfully operate a merged entity; business conditions in the telecommunications, entertainment, advertising and Internet-related industries, and the general economy; competitive factors such as rival networking technology, competing products, and competitive pricing; risks associated with development, introduction, and acceptance of new products; our ability to manage rapid growth and attract and retain key employees; and other risk factors. Actual results may differ materially from management expectations as discussed here.

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


                                             Entertainment Digital Network, Inc.



May  17,  1999                               By:  __________________
Tom  Kobayashi
                                                  Chairman  and  CEO



                                             By:  __________________
                                                  David  Gustafson
                                                  President
                                       10