Form 10QSB
period 1999-06-30
ENTERTAINMENT DIGITAL NETWORK INC/DE
filed 1999-08-16
CIK 1004233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


        (MARK  ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  JUNE  30,  1999  or
                                    ---------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTS OF 1934

For  the  transition  period  from  ______________  to  ______________

Commission  file  number  000-21659
                          ---------


                       ENTERTAINMENT DIGITAL NETWORK, INC.

        (Exact name of small business issuer as specified in its charter)


Delaware                                                          94-173300
--------------------------------------------------------------------------------
(State  or  other  jurisdiction                                   (IRS  Employer
of  incorporation  or  organization)                              Identification
                                                                      No.)



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

Number  of  shares outstanding of the issuer's Common Stock as of June 30, 1999:
23,186,298

Transitional  Small  Business  Disclosure Format (Check one):     Yes      No X
                                                                      ---    ---


Part  I.  FINANCIAL  INFORMATION

                          Entertainment Digital Network, Inc.
                              CONSOLIDATED BALANCE SHEETS
                       As of June 30, 1999 and September 30, 1998

                             ASSETS                            06/30/99      09/30/98
                                                             (Unaudited)    (Audited)
                                                             ------------  ------------
CURRENT ASSETS
  Cash                                                       $   380,009   $    88,470
  Accounts receivable, net of allowance
    for doubtful accounts of $8,308 and $8,500 at
    June 30, 1999 and September 30, 1998, respectively           640,962       574,800
  Accounts receivable, escrow                                    100,000             -
  Accounts and interest receivable - related party                14,474        33,008
  Inventories                                                    492,058       122,986
  Prepaid expenses                                                10,640         4,601
  Other current assets                                             7,949           826
                                                             ------------  ------------

    TOTAL CURRENT ASSETS                                     $ 1,646,092   $   824,691
                                                             ------------  ------------

PROPERTY AND EQUIPMENT, NET                                      312,714       380,416
                                                             ------------  ------------

OTHER ASSETS                                                       2,833         6,455
                                                             ------------  ------------

  TOTAL ASSETS                                               $ 1,961,639   $ 1,211,562
                                                             ============  ============


           LIABILITIES AND STOCKHOLDERS'  EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                      $   559,087   $   543,104
  Deferred revenue                                                12,876        33,421
  Line of credit                                                  50,000         8,214
  Notes payable - related party                                  290,500       240,500
  Current portion of capital lease obligations                    14,840        17,147
                                                             ------------  ------------

    TOTAL CURRENT LIABILITIES                                    927,303       842,386
                                                             ------------  ------------

  Capital lease obligations                                        5,476        15,058
                                                             ------------  ------------

  TOTAL LIABILITIES                                              932,779       857,444
                                                             ------------  ------------

STOCKHOLDERS' EQUITY
  Common stock; par value $0.001 per share
    Authorized 50,000,000 shares; 23,186,298 and 16,761,836
      issued and outstanding at June 30, 1999 and
      September 30, 1998, respectively                            22,506        16,761


  Capital paid in excess of par value of common stock          7,405,659     6,755,443
  Subscription receivable                                       (244,973)            -
  Secured note receivable                                       (283,746)     (283,746)
  Accumulated deficit                                         (5,870,586)   (6,134,340)
                                                             ------------  ------------

  TOTAL STOCKHOLDERS' EQUITY                                   1,028,860       354,118
                                                             ------------  ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 1,961,639   $ 1,211,562
                                                             ============  ============

                 The accompanying notes are an integral part of these
                          consolidated financial statements.

                                   Entertainment Digital Network, Inc.
                                    CONSOLIDATED STATEMENTS OF INCOME
                         For the Three and Nine Months ended June 30, 1999 & 1998

                                                                  Nine Months           Three Months
                                                                 Ended June 30         Ended June 30
                                                                  (Unaudited)           (Unaudited)
                                                            ----------------------  ---------------------
                                                               1999        1998       1999        1998
                                                            ----------  ----------  ---------  ----------
Revenue:
  Usage fees                                                1,128,458     957,559    373,219     368,948
  Equipment sales                                             846,311     737,065    313,193     190,313
  Installation and monthly fees                               481,731     458,006    169,737     149,158
  Web design and consulting                                   248,205     855,872          -     300,975
  Webcasting                                                  129,760           -    104,075           -
  Rental fees                                                  65,722      75,954     30,157      15,139
  Other                                                         7,490      16,514          -       7,876
                                                            ----------  ----------  ---------  ----------
                                                            2,907,677   3,100,970    990,381   1,032,409

Cost of sales                                               2,022,979   2,049,393    679,837     682,867
                                                            ----------  ----------  ---------  ----------

  Gross Profit                                                884,698   1,051,577    310,544     349,542

Sales and marketing expenses                                  362,375     494,347    145,040     195,289
General and administrative expenses                           917,599     768,237    304,041     311,394
                                                            ----------  ----------  ---------  ----------
                                                            1,279,974   1,262,584    449,081     506,683
  Loss from operations before other income(expenses)
    and provision for income taxes and extraordinary item    (395,276)   (211,007)  (138,537)   (157,141)
                                                            ----------  ----------  ---------  ----------
Other income:
  Gain on sale of subsidiary                                  663,530           -          -           -
  Gain on sale of investment                                        -     422,225          -           -
  Forgiveness of debt                                               -     200,000          -     100,000
  Interest income(expense)                                     10,304     (55,082)     2,873     (21,621)
  Other income(expense)                                        (7,305)      3,160     (2,960)    (25,693)
                                                            ----------  ----------  ---------  ----------
  Total other income(expense), net                            666,529     570,303        (87)     52,686
                                                            ----------  ----------  ---------  ----------

  Income(loss) before provision for income taxes and
     extraordinary item                                       271,253     359,296   (138,624)   (104,455)
  Income taxes                                                  7,434       2,400      3,434           -
                                                            ----------  ----------  ---------  ----------
  Income(loss) before extraordinary item                      263,819     356,896   (142,058)   (104,455)
                                                            ----------  ----------  ---------  ----------

  Extraordinary item-gain on restructuring of debt (no
     applicable income taxes)                                       -     710,488          -     710,488
                                                            ----------  ----------  ---------  ----------
  Net income(loss)                                            263,819   1,067,384   (142,058)    606,033
                                                            ----------  ----------  ---------  ----------

  Basic income (loss) per share:
  Income (loss) before extraordinary item                        0.01        0.04      (0.01)      (0.01)
  Net income (loss)                                              0.01        0.13      (0.01)       0.06
  Diluted income (loss) per share:
  Income (loss) before extraordinary item                        0.01        0.03      (0.01)      (0.01)
  Net income (loss)                                              0.01        0.08      (0.01)       0.04
                                                            ==========  ==========  =========  ==========

                       Entertainment Digital Network, Inc.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                 for the Nine Months ended June 30, 1999 and 1998


                                                        06/30/99       06/30/98
                                                       (Unaudited)   (Unaudited)
                                                       ------------  ------------
Cash flows from operating activities:
  Net income                                               263,819     1,067,384

  Adjustments to reconcile net income to
     cash used in operating activities:

    Depreciation and amortization                           96,179       146,796
    Sale of property and equipment                               -        (3,160)
    Decrease(increase)provision in  doubtful accounts       12,556        (3,389)
    Noncash compensation expenses                                -        21,244
    Gain from sale of assets - IBS                        (663,530)     (422,225)
    Gain on write-off of note payable                            -      (200,000)
    (Increase)decrease in accounts receivable             (226,321)        6,497
    Decrease in accounts receivable-related party           18,534             -
    Increase in accounts receivable-escrow                (100,000)
    (Increase)decrease in inventory                       (369,072)       76,302
    Inventory write-off                                          -        49,061
    Noncash debt restructure                                     -      (773,026)
    Increase in prepaid expenses                           (63,897)      (58,823)
    (Increase)decrease in other current assets              (7,123)       17,869
    Decrease(increase) in other assets                       3,622        (6,474)
    Decrease in accounts payable
      and accrued expenses                                 (79,019)     (853,811)
    Decrease in deferred revenue                           (34,666)      (75,159)
                                                       ------------  ------------

    Net cash used by operating activities               (1,148,918)   (1,010,914)
                                                       ------------  ------------

Cash flows from investing activities:

  Purchase of property and equipment                      (150,428)      (26,181)
  Proceeds from sale of assets                           1,000,000       588,892
                                                       ------------  ------------

    Net cash provided by investing activities              849,572       562,711
                                                       ------------  ------------

Cash flows from financing activities:

  Proceeds from borrowings                                 550,000      (131,755)
  Repayment on borrowings                                 (308,214)      (83,762)
  Change in line of credit                                       -       (25,755)
  Repayment on settlement of claim in equity               (50,000)            -
  Repayments on capital leases                             (11,889)      (17,914)
  Proceeds from exercise of options/warrants               410,988       739,124
                                                       ------------  ------------

    Net cash provided by financing activities              590,885       479,938
                                                       ------------  ------------


      Net increase in cash                                 291,539        31,735
                                                       ============  ============

Cash at beginning of period                                 88,470         1,176
                                                       ------------  ------------

Cash at end of period                                  $   380,009   $    32,911
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

3.     Earnings  per  Share
       --------------------
     Basic earnings (loss) per share are computed using the weighted-average number of shares of Common Stock outstanding during the periods. Diluted earnings per share are computed using the weighted-average number of common shares and common share equivalents outstanding during the periods. The computation of net income (loss) per share was as follows:

                                                    Income       Shares    Per Share
                                                   Numerator   Denominator  Amount
                                                 ------------  -----------  ------
Nine months ended June 30, 1999:
Basic
-----
  Income before extraordinary item               $    263,819   18,124,577  $.01
  Extraordinary item                                        -                  -
                                                 ------------  -----------  ----
Net income                                       $    263,819   18,124,577  $.01
                                                 ============  ===========  ====

                                                    Income       Shares    Per Share
                                                   Numerator   Denominator  Amount
                                                 ------------  -----------  ------
Diluted
-------
  Income before extraordinary item               $    263,819   18,124,577  $.01
  Effect of dilutive stock options and warrants             -    4,862,795     -
  Extraordinary item                                        -                  -
                                                 ------------  -----------  ----
Net income                                       $    263,819   22,987,372  $.01
                                                 ============  ===========  ====

                                                    Income       Shares    Per Share
                                                   Numerator   Denominator  Amount
                                                 ------------  -----------  ------
Nine months ended June 30, 1998:
Basic
-----
  Income before extraordinary item               $    356,896    8,511,970  $.04
  Extraordinary item                                  710,488               $.08
                                                 ------------  -----------  ----
Net Income                                       $  1,067,384    8,511,970  $.13
                                                 ============  ===========  ====

                                                    Income       Shares    Per Share
                                                   Numerator   Denominator  Amount
                                                 ------------  -----------  ----
Diluted
-------
  Income before extraordinary item               $    356,896    8,511,970  $.04
  Effect of dilutive stock options and warrants             -    4,237,775     -
                                                 ------------  -----------  ----
     Subtotal                                                  12,749,745
  Extraordinary item                                  710,488               $.06
                                                 ------------  -----------  ----
Net income                                       $  1,067,384   12,749,745  $.08
                                                 ============  ===========  ====

At June 30, 1999, options and warrants for the purchase of 2,731,286 common shares at prices ranging from $1.25 to $2.50 per share were not included in the computation of diluted earnings per share as the exercise price was greater than the average market price of common shares.

4.  Secured  Note  Receivable  -  Related  Party
    --------------------------------------------
A note receivable with face value of $283,746, due from VDC is part of the payment resulting from VDC's purchase of 8,563,417 shares of the Company's Common Stock. VDC has 51% ownership of the Company. The acquired Common Stock and a second mortgage secure the note. Principal payment of $56,749 plus interest is due annually commencing July 1, 1999 until July 1, 2003; the note bears a fixed interest rate of 7% per annum.

As of June 30, 1999, the Company recognized interest revenue of $20,461 on the VDC note receivable.

5.  Sale  of  Subsidiary
    --------------------
On December 11, 1998, the Company completed the sale of substantially all of the assets of the Company's wholly-owned subsidiary Internet Business Solutions, Inc. ("IBS"), a California corporation, to Enterprise Communications Consulting, Inc., a Washington Corporation ("Buyer"), a wholly-owned subsidiary of Attachmate Corporation of Bellevue, Washington. The transaction was completed for a total of $1,000,000, of which $100,000 was deposited into an escrow account. The balance is to be released in full to the Company in increments upon the termination of the statute of limitations governing certain potential claims against IBS or the Buyer connected with the disposition of IBS's assets, or upon the earlier agreement of the Buyer. Pursuant to the sales agreement, $50,000 is to be disbursed in June 1999 and the remaining balance of $50,000 to be paid in December 1999. The company received the first payment of $50,000 on July 8, 1999.

6.  Subscription  Receivable
    ------------------------
A subscription receivable in the amount of $244,973 was due from VDC for exercising 2,449,730 warrants of the Company's stock. The funds were received on July 8, 1999.

7.  Notes  Payable
    --------------
On May 17, 1999, a Promissory Note ("Note") in the amount of $250,000 was executed between the Company and Eric Jacobs, a member of the Company's and VDC's Board of Directors. These funds are used for purchasing inventory.

Notes  payable-related  party  consist  of  the  following:


                                                                   June 30,    Sept 30,
                                                                     1999       1998
                                                                  ----------  ---------
Note payable to Eric Jacobs, a director of VDC and the
Company, with principal of $250,000 at 12% interest.  The
principal balance and accrued interest is due on August 17,
1999.  Accrued interest payable as of June 30, 1999 is
$1,068.49.                                                        $  250,000  $
 -
Note payable to Eric Jacobs  with original
principal of $200,000 at 12% interest was paid in full with
accrued interest on December 30, 1998.                               _
 200,000

Notes payable to officers, interest at 6% per annum, unsecured.
Accrued interest payable as of June 30, 1999 is $1,215.  The notes are subordinated to the $250,000 credit line discussed
below.                                                                40,500           40,500
                                                                  ----------  --------
     Total notes payable-related party                            $  290,500  $240,500
                                                                  ==========  ========


                       ENTERTAINMENT DIGITAL NETWORK, INC
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

For the three months ended June 30, 1999, our revenues were $990,381 representing a decrease of 4% compared to revenues of $1,032,409 in the comparable period last year. Revenues for the nine months ended June 30, 1999 decreased 6% to $2,907,677 compared to revenues of $3,100,970 in the comparable period last year. The decrease in gross revenues was primarily due to the sale of our wholly owned subsidiary IBS, which took place in December 1998 as part of our overall strategy to concentrate on audio/video digital transmission and webcasting. Our former subsidiary IBS contributed an equivalent of $613,000 to the total revenue for the nine months ended June 30, 1998. Despite a loss of revenue from IBS, the net decrease in revenues was only $193,293 due to an increase in the core revenue of the company of $419,703. This increase can be attributed to an increase in equipment sales of $109,246, usage of $170,900, and webcasting of $129,760.

Gross Profit decreased to $310,544 or 31% of sales, in the three months ended June 30, 1999 compared to $349,542, or 34% of sales, in the comparable period last year. For the nine months ended June 30, 1999 gross profit decreased to $884,698 or 30% of sales, from $1,051,577, or 34% of sales in the comparable period last year. The year to date decrease in gross profit is primarily because of the sale of the IBS assets, which had contributed $471,849 to the gross profit year-to-date in the prior year as compared to $124,159 in the current year. This reduction is offset by the increase in core revenues in the current year as discussed above.

The decrease in gross profit percentage is primarily due to the change in sales mix. The two largest sales components contributing to this change are equipment sales and web design and consulting which operate at a 24% and a 52% gross profit percentage, respectively. Total equipment sales increased by 65% for the 3 months ended June 30, 1999 as compared to the corresponding quarter in the prior year and increased 15% for the nine months ended June 30, 1999 as compared to the corresponding period in the prior year. The loss of IBS's web design and consulting services, which had contributed 29% of the revenues for the quarter ended June 30, 1998, also resulted in a decreased contribution of 9% for the nine months ended June 30, 1999 as compared to 28% when compared to the corresponding period in the prior year.

Operating expenses (including Sales & Marketing, and General & Administrative) decreased to $449,081 in the three months ended June 30, 1999 compared to $506,683 in the comparable period last year. Operating expenses for the quarter have increased compared to the same period last year due to our continued development of corporate infrastructure. Infrastructure development includes but is not limited to increases in internal and external staffing and support. These costs are primarily the result of bringing new product lines, webcast and ClipMail Pro, to market. For the nine months ended June 30, 1999 operating expenses increased to $1,279,974 from $1,262,584 in the comparable period last year. The company has also experienced increased professional fees from accounting, legal and consulting services. There were significant expenditures for the current nine months ended such as: costs associated with the IBS sale, change in fiscal year, re-incorporation, S-3 Registration, the first shareholders' meeting and accounting quarterly reviews.

The decrease in other income from a gain of $52,686 to an expense of $87 for the quarter ended June 30, 1999 compared to the corresponding period last year was primarily attributable to the write-off of a note payable for $100,000, interest expense of $21,621 and other expense of $25,693. For the nine-month periods ended June 30, 1999, and June 30, 1998, other income increased to $666,529 from $570,303. The current year to date other income was attributable to the IBS sale. The prior year to date other income was due to the restructuring of accounts payable and the gain from the sale of our investment in Breakthrough Software.

The decrease in interest expense and increase in interest income is due to the restructuring of senior notes on June 30, 1998 and interest income accrued of $16,287 on both the notes receivable from VDC and the $100,000 in escrow due from the sale of IBS. This resulted in lowering interest expense from $21,621 to interest income of $2,873 for the three months ended June 30, 1999 and decreasing interest expense from $55,082 to interest income of $10,304 for the nine months ended June 30, 1999 versus the comparable periods in the prior year.

For the three months ended June 30, 1999, we incurred a net loss of $142,058 or $(.01) basic earnings per share based on a weighted-average of 20,200,059 shares outstanding, which is in line with our forecast. This compares with a net income of $606,033, or $.06 basic earnings per share based on a weighted-average of 9,625,655 shares outstanding in the prior year for the comparable period. Net income for the nine months ended June 30, 1999 of $263,819, or $.01 basic earnings per share based on a weighted-average of 18,124,577 shares outstanding, compares with a net income of $1,067,384, or $.13 basic earnings per share, based on a weighted-average of 8,511,970 shares in the prior year.

Our webcasting service has grown from sales in the second quarter of $25,685 to $104,075, a growth of 300%. The strategic partnership that EDN has with PR Newswire to do their webcasting has been satisfying to their clients and we look forward to major growth in this area. We are presently in the process of expanding our services to other organizations.

We have received our first production units of ClipMail Pro in April and May and have deployed them as demo units in various advertising, production companies, corporate A/V departments and broadcasting facilities. One of the major accomplishments was sending dailies of a syndicated cable series, entitled "Beastmaster: The Legend Continues". This series is being shot in Brisbane, Australia and the dailies are being sent via ClipMail over the Internet to other ClipMail units in Toronto, Canada and Hollywood, California. This is the first time that large files (two hours of dailies) are being sent over the Internet on a daily basis.

We executed "Private Branding" agreements for wideband, high-speed ISP services with both Concentric and UUNET during the past quarter. We have been designated by the developers and manufacturers of the ClipMail Pro as the preferred national Internet connectivity provider of their product. In the month of July, we have ordered a number of wide band Internet connections for potential of the ClipMail customers.

FINANCIAL  CONDITION,  LIQUIDITY,  AND  CAPITAL  RESOURCES

At June 30, 1999, we had an accumulated deficit of $5,870,586 and a positive net working capital of $718,789. This compares to a June 30, 1998 accumulated deficit of $6,191,090 and a negative net working capital of $96,354. Our working capital improved from a negative $17,695 at September 30, 1998 to a positive $718,789 at June 30, 1999. This recent improvement was in part due to the IBS sale and also to the exercise of warrants and options.

We believe we have sufficient working capital to fund our current plan of operation. We anticipate increasing revenues from the introduction of new services including: sales of the Telestream "ClipMail Pro" high quality video delivery system; video networking services based on high speed bandwidth connections via DSL and frame relay T1 to the ClipMail Pro systems; and webcasting services. We have available a $250,000 Line of Credit with Union Bank of California and several leasing facilities.

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

DISCLOSURE  PURSUANT  TO  THE  PRIVATE  SECURITIES LITIGATION REFORM ACT OF 1995

When used in this Management's Discussion and Analysis, the words "anticipate," "estimate," "expect," and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties, including, but not limited to, the following: risks associated with fundraising and our ability to secure resources necessary to fully develop business products; risks associated with mergers and acquisitions, the nature of any transaction consummated, and the ability to successfully operate a merged entity; business conditions in the t elecommunications, entertainment, advertising and Internet-related industries, and the general economy; competitive factors such as rival networking technology, competing products, and competitive pricing; risks associated with development, introduction, and acceptance of new products; our ability to manage rapid growth and attract and retain key employees; and other risk factors. Actual results may differ materially from management expectations as discussed here.

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


                                             Entertainment Digital Network, Inc.



August  16, 1999                             By:  __________________
------------------                                Tom  Kobayashi
                                                  Chairman  and  CEO



                                             By:  __________________
                                                  David  Gustafson
                                                  President