Form 10KSB
period 1999-09-30
ENTERTAINMENT DIGITAL NETWORK INC/DE
filed 1999-12-29
CIK 1004233

FORM 10-KSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from _____________ to _____________

    Commission file number 000-21659

                       Entertainment Digital Network, Inc
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


           Delaware                                               94-3173300
---------------------------------                            -------------------
(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

One Union Street, San Francisco, California                         94111
-------------------------------------------                       ---------
  Address of principal executive offices                          (Zip Code)

Issuer's telephone number, including area code                 (415) 274-8800
                                                               ----------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the twelve months ended September 30, 1999 were $3,910,466.

As of December 23, 1999, the aggregate market value of the Common Stock of the Registrant based upon the closing bid prices of the Common Stock, as quoted on the OTC Bulletin Board, held by non-affiliates of the Registrant was approximately $10,894,747.

As of December 23, 1999, 23,201,398 shares of $0.001 par value Common Stock, of the Registrant were outstanding.

PART I

ITEM 1 DESCRIPTION OF BUSINESS

Summary of Business

Entertainment Digital Network, Inc., ("EDN" or the "Company"), a Delaware corporation develops and markets digital communications systems for the North American advertising and entertainment industry. These systems help our clients deliver, store and manage professional-quality audio and video files over proprietary networks. Our private wide-area network, which we established through strategic alliances with long distance carriers, regional telephone companies, satellite operators and independent fiber-optic telecommunications providers, enables our clients to exchange high quality audio, compressed video and multimedia data communications. We provide engineering services, technical advice, and audio, video and networking hardware and software together with our networking services. In January of this year, we expanded our business to include the production of live audio and video streaming broadcasts over the Internet for our corporate and entertainment clients. We also provide crews and equipment for live audio and video conferences, and the digital communication lines for transporting the media back to its server for live streaming distribution over the Internet.

Industry Overview

The digital communications industry originated in the 1970s based on the ability of digital technology to support new and advanced communication applications. Digital content can be compressed, enabling data-dense applications such as the instantaneous exchange of large amounts of high-quality media in real or near-real time over any distance. Important communications equipment suppliers increasingly recognize our expertise in systems integration using telecommunications and Internet technology.

Business of the Company

Principal Markets. We sell services to advertising and entertainment industry clients, including production and post-production companies, advertisers, producers, directors and talent. Our networking technology makes it possible for producers, directors and talent to interact in real time, with less interruption of their schedules, despite being in separate locations. Management believes this is of growing importance in the entertainment industry because, while the production of audio and video entertainment is inherently a creative process requiring the collaboration of many parties, the participants in this process are often in separate locations. Traditionally, this meant frequent travel and delay in the audio and video production process. Our technology allows the collaborative process to go forward without delay despite physical separation. We expanded our market during the past year by entering into the business of producing audio and video live streaming distribution over the Internet. We have extended this service into the corporate market.

Audio and Video Network Systems Development Process. We use a standardized process for developing audio and video network communications systems for our customers. When we contract with a new audio or video network customer, we determine the technical information and specifications regarding the customer's existing facility, equipment and communications requirements. Based on those specifications, we determine the configuration of the new system, select the appropriate equipment components, modify the software and/or hardware as needed, and perform the final quality control procedures. Next, we package and ship the system to the customer. Affiliated technicians can usually install the system with telephone support from our in-house engineers. After installation, our technical personnel typically perform a routine series of system checks and diagnostics from the headquarters over the remote network to ensure that the newly installed equipment functions properly.

Technical Support. Our technical support staff responds directly to customer inquiries during business hours. For emergency support during non-business hours, domestic customers can contact us through a toll-free 800 number, and a special direct-dial telephone number is available for international customers. The technical support staff can resolve the vast majority of technical support issues directly through remote network connection techniques, which enables the staff to perform remote diagnostics on a customer's equipment. If we are unable to diagnose and service a hardware or software problem over the remote network connection, a customer can ship equipment to us for on-site, or "bench", diagnostics and service. We have a supply of field replacement equipment for occasional customer emergencies. These services are included in the customers' fees.

Key Suppliers and Alliances. We act as a systems integrator by acquiring other companies' technologies and integrating them into an effective communications solution. We do not manufacture any of the components used in the networks. Instead, we purchase digital communications equipment components directly from manufacturers such as Dolby Labs, Telos, Musicam USA, APT, PictureTel, and Telestream. We are the North American master distributor for certain Dolby and APT equipment, and we are the primary maintenance support for APT equipment in the United States. Because the individual components used in the systems are generally available from more than one reliable source or manufacturer, management believes the risk of an adverse impact to our business from an interruption in supply from any single supplier is minimal. We also maintain a small ongoing inventory of all of the components of our various communications products. Most of our suppliers have offices and/or distribution points near our San Francisco headquarters. In the event we do not have sufficient inventory on-hand to fill a system hardware order, we can usually order and receive additional inventory with turnaround times of as little as twenty-four hours and generally no more than four weeks. This does not exclude an adverse effect in the event that any of our suppliers, for which we have exclusive distributorship, files bankruptcy or ceases operations.

Marketing. We market our services through a direct full-time sales staff, through appearances at industry trade shows, and through selling arrangements such as the agreement with PR Newswire.

Description of Current and Developing Products

Audio Networking Services. Our integrated audio networking systems allow artists and sound engineers in remote locations to record a single audio track. We provide compression and transmission of studio quality audio signals over fiber-optic lines (i.e., telephone digital data lines) between separate studios. Operators can send time codes with audio data so that operators at the different studios can synchronize the audio to film projectors or VCR machines for real time editing of movies and video. When we install an audio media communications system and the requisite sound equipment, a studio becomes an "affiliate studio", equipped with a device to digitize, compress, send, receive and decompress audio media (known as a "codec"). In addition, the studio becomes a part of our network of media production and post-production studios. Studios enter into agreements with us to join our network of recording studios, usually for three years. Joining the network allows an affiliate studio to establish a link with, and transmit audio and/or video information to, any other affiliate studio. An affiliate studio may participate in joint promotional and advertising activities describing the network, and it has access to technical support and a software directory of affiliate studios. Affiliate studios pay lower link-up rates than non-affiliate studios pay to connect to studios with incompatible equipment. Currently, our network is comprised of over 550 studios across North America, with major concentrations in Los Angeles, San Francisco, Seattle, St. Louis, Chicago, Minneapolis, and Atlanta and on the East Coast from Washington, D.C. to New York and Boston. By granting access to the network, we earn one-time fees from customers for the sale and installation of equipment and ongoing fees for the use of the network.

Our audio communications systems cost from $3,500 to $18,000. We pay local telephone service providers the telephone connection installation charges
(depending upon bandwidth requirements, from $250 to $1,000) and monthly recurring connection charges (from $40 to $300). Our customers reimburse us for all of these charges. Outside customers (non-affiliates) seeking to access media production facilities or otherwise review or record an audio clip with the assistance of a person in a different location can do so through our affiliate studios. With Electronic Directory software or through EDN's web site, an affiliate studio can quickly determine whether their studio, or another affiliate studio, operates equipment that is compatible with the non-affiliate's needs. After choosing an appropriate affiliate studio, the customer can schedule an appointment to use the network. If nearby studios do not have compatible equipment, technicians in our San Francisco Network Operations Center (NOC) can digitally "bridge" the studios together. The customer then pays us a network access fee. The primary market for our audio services are radio and television advertisers, motion picture and television program production companies and music recording companies.

Video Networking Services. The video networking service is similar in concept to the audio networking service, in that it provides end to end service for the transmission of video from one affiliate to another. The video network presently incorporates the "ClipMail(TM)Pro ("ClipMail") appliance developed and manufactured by Telestream, Inc., of Nevada City, California. The ClipMail is a "Store and Forward" system, in that the transmission of the video is not in "real time." Using this technology, video media producers and their customers can efficiently and effectively transmit video for approval, rather than wait for overnight delivery of tapes. We liken these systems to e-mail for video. Compared to conventional methods of transmitting video, such as mail or physical travel, it can significantly increase the speed and efficiency of the video editing and decision making process.

The ClipMail system uses MPEG-2 compression technology, and Internet Protocol ("IP") data networks to allow video professionals to send and receive approval of digital-master quality video and audio over a range of standard data networks. Professionals use these systems primarily to transmit short form video such as commercials, special effects, graphics, storyboards and animation shots. However, with the increase in high bandwidth data lines, both terrestrial and satellite, directors, photographers and other professionals have been able to send audio and video dailies from remote locations to editors working back at the home studio by using EDN's network rather than conventional mail or delivery methods.

Company's Internet-Based Virtual Private Network. Our video systems cost from $9,250 to $16,250 depending on the different types of available products. The customer pays through us for the Internet Service Providers ("ISP"), the connectivity installation charges (depending upon bandwidth requirements, from $500 to $5,000) and monthly recurring connection charges (from $200 to $3,000).

We offer customer service for the ClipMail video product through a separate virtual private network ("VPN"). This network offers customers wide-area connections, based on a variety of technologies, including ISDN, DSL, or frame relay T-1. With these wide-band connections, in addition to ClipMail for sending audio and video, we can provide other services, such as e-mail, Internet connectivity and hosting. This VPN network is also offered through representatives selling ClipMail throughout the United States and Canada. This service also provides applications support, software upgrades, media file conversion and data storage. We bill monthly fees to customers who have direct access to the IP network. These fees cover local loop costs and high-speed Internet access. Other services, such as e-mail and hosting services are additional revenue for the Company.

Webcasting. We provide crews and equipment for live audio and video conferences, and the digital communications lines to transport the media back to the main office for live streaming distribution over the Internet. We expect that the webcasting services for our audio and video network affiliates, and other businesses in the fast growing streaming media market will become an increasingly important part of our business.

Competition

In the past our business involved primarily audio networking services. We limited our video networking services to transmission of short form video, including commercials, special effects and animation, because video transmission is costlier than audio transmission. This is due to the size of the files required for video compared to audio and the high cost of wider bandwidth needed for video transmission, which we must procure from telephone companies.

We believe that there are strong opportunities for growth with our video transmission services, and we plan to increase these services despite the higher cost of video transmission. There is also likely to be an increase in the number of competitors providing wide-band services for moving video. Several long distance and regional telephone companies have offered video wide-area networking services to their clients from time to time, but we believe that their efforts have not been substantial.

Audio and Video Networking. Competition in the audio and video networking business is based on the ability to provide systems compatibility and proprietary off-the-shelf codecs. Due to the difficulty and expense of developing and maintaining private digital networks, management believes that the number of competitors is, and will remain, small. Our principal competitor in audio networking has been Globecast or 3D2, a division of IDB, which is owned by French Telecom. Until March 31, 1995, 3D2 was the exclusive North American distributor of apt-X codecs manufactured by Audio Processing Technology ("APT"), which were in demand in the radio voice-over market. EDN was able to negotiate an agreement allowing it to represent APT, and quickly became the brand's largest seller. In 1998, we became the exclusive distributors in North America of the apt-X codecs. Our primary video networking competitors are VYVX, a division of Williams Co., and WAM!NET, a private Minnesota company. These companies focus on video-networking services utilizing more expensive, higher-bandwidth fiber connections than our current networking services.

Patents & Trademarks

We do not own any patents and rely instead on a combination of statutory and common-law copyright, trademark and trade secret laws to protect the rights of our proprietary technologies. We have registered "EDnet", "Entertainment Digital Network" and "ZeroC" as trademarks with the U.S. Patent and Trademark Office.

Research and Development

We had no research and development expenditures in 1999 or 1998. We did not spend any funds on material customer-sponsored research and development either of the past two years.

Governmental Approvals and Regulation

Our products and services are currently not subject to regulation by any government agency or regulatory body.

Subsidiaries

We currently operate through a wholly owned subsidiary also known as Entertainment Digital Network, Inc., which is a California corporation. We sold all of the assets of Internet Business Solutions to Enterprise Communications Consulting, Inc., a wholly owned subsidiary of Attachmate Corporation of Bellevue, Washington, as of December 11, 1998. We sold those assets because we believe that the product and service offerings of that subsidiary would not remain profitable or cost-effective to us in the long term.

IBS Transaction. We acquired all of the outstanding shares of Common Stock of Internet Business Services, Inc. ("IBS"), an unrelated Internet services provider, through a merger of IBS into a subsidiary of the Company pursuant to an Agreement and Plan of Reorganization dated June 24, 1996 (the "IBS Agreement"). As consideration for such merger, we issued to the two IBS shareholders, Trevor Stout and Randall Schmitz: (i) two promissory notes in the aggregate principal amount of $250,000 (the "First IBS Notes"); (ii) two promissory notes in the aggregate principal amount of $250,000 (the "Second IBS Notes"); and (iii) 311,284 shares of Common Stock. The First IBS Notes were due sixty (60) days after the closing of the IBS Agreement and were repaid by the Company in August 1996. The Second IBS Notes originally provided for interest of eight percent (8%) and maturity on the earlier of one year from the closing of the IBS Agreement or fifteen (15) days after the closing of a public offering by the Company of Common Stock. In addition, pursuant to an earn-out plan, Messrs. Stout and Schmitz were originally entitled to receive up to an aggregate of 500,000 shares of Common Stock if IBS met certain specified performance goals. During a period commencing on the effective date of the IBS Agreement and ending 120 days after June 30, 1999 (the "Earnout"). Messrs. Stout and Schmitz entered into three-year employment agreements with the Company and IBS (collectively, the IBS Employment Agreements). We granted options to three IBS employees to purchase an aggregate of 50,000 shares of Common Stock under the Company's Non-Qualified Stock Option Plan at $1.25 per share. These options vest over a three-year period. The merger was accounted for as a purchase.

IBS Reorganization - Breakthrough Software, Inc. Subsequently, we determined that the cost of supporting IBS in researching, developing and marketing certain software related to the development, operation and maintenance of world-wide web sites (the "IBS Website Software") was, in management's view, prohibitively expensive. Accordingly, pursuant to an Amendment to the Agreement and Plan of Reorganization dated as of January 31, 1997 and certain collateral documents, IBS licensed the IBS Website Software to a new entity, Breakthrough Software, Inc., a California corporation ("Breakthrough"). We agreed to lend up to $250,000 to Breakthrough to be used for specified purposes. Breakthough prepared an unsecured promissory note in favor of the Company, payable 30 days after demand after July 1, 1997 or upon the date that Breakthrough closed a financing of not less than $1,000,000 (the "Breakthrough Note"). Breakthrough issued to the Company 2,000,000 shares of convertible Series A Preferred Stock (the "Breakthrough Series A Preferred Shares") representing (after conversion into Breakthrough Common Stock) 40% of Breakthrough's outstanding Common Stock (the remainder of Breakthrough's Common Stock was held by Mr. Stout and Mr. Schmitz). We canceled the Second IBS Notes; and reduced the number of shares of Common Stock subject to the Earnout from 500,000 to 125,000.

In November 1997, we sold the Company's 2,000,000 shares of Breakthrough Series A Preferred Stock for $415,000. The first payment of $250,000 for the sale of the Series A Preferred Stock was received on November 7, 1997, a second payment of $67,995 was received on December 19, 1997 and the balance of $97,005 was received on January 21, 1998. The Breakthrough Note was amended as of December 19, 1997. A debt transfer reduced the Breakthrough Note by IBS and assumption by Breakthrough of certain of EDN's outstanding debts to vendors or suppliers that were connected with the IBS Website Software development business. These included a debt of $91,892 to Global Automation, Inc., and an overdue account with the San Jose Mercury News of $2,000, both of which were assumed by Breakthrough. The balance of $156,108 in principal due on the Breakthrough Note was canceled and, in its place, we received a Convertible Subordinated Promissory Note and warrants to purchase shares of Breakthrough's Common Stock. On March 13, 1998, we sold this note to an outside investor for $80,000.

Investment by Visual Data Corporation. Faced with substantial short- and long-term liabilities at the beginning of the 1998 fiscal year, we pursued a number of fundraising opportunities over the year to finance operations and reorganize past due liabilities to allow EDN to continue as a going concern. Toward the end of the fiscal year we identified a suitable investor and strategic partner in Visual Data Corporation ("VDC"), a Pompano Beach, Florida multimedia development and production company. VDC specializes in the production, marketing and distribution of full-motion visual information on the Internet. VDC develops full-motion video libraries containing short concise vignettes relating to various topics, including travel, business, education, health, fitness, medicine and consumer products.

VDC was a potential customer of our video network, and VDC's own customers were also potential customers of our video network. Subject to the detailed terms and conditions stated in that certain securities purchase agreement between VDC and EDN effective as of June 20, 1998 (the "VDC Purchase Agreement"), VDC agreed to acquire a majority interest in EDN's outstanding shares of Common Stock.

Under the VDC Purchase Agreement, VDC acquired 8,563,417 shares of EDN's Common Stock, equal to a 51% interest in the Company. Subsequent to the VDC investment, EDN had approximately 16.7 million shares outstanding. In order to ensure that VDC had the opportunity to retain ownership as a majority owner in EDN's Common Stock, VDC was also given an option that mirrors each option and/or warrant outstanding for EDN Common Stock as of the closing date. Thus for every outstanding option and/or warrant existing at the closing date subsequently exercised, VDC can purchase one additional share of Common Stock at $0.10 per share.

In consideration, we received $698,004 in cash, 75,000 shares of VDC Common Stock, warrants to purchase up to 50,000 shares of VDC Common Stock (valued at $418,250); and a promissory note in the principal amount of $283,746, secured by the Common Stock and certain real property in Florida, for a total acquisition price of $1.4 million.

An additional term of the VDC Purchase Agreement, as well as one of EDN's primary goals in finding an investor, was that we restructure certain accounts payable debt that the Company had incurred over the prior three years. Therefore, we used a substantial portion of the proceeds of the VDC Transaction to repay certain outstanding liabilities and to make current certain delinquent accounts with suppliers. We paid certain creditors a total of $414,020 in cash, and assigned others the 75,000 shares of VDC Common Stock and the warrants to purchase an additional 50,000 shares of VDC Common Stock, in order to settle claims based on overdue accounts totaling $643,562, and to settle claims for repayment of principal and interest of $904,019 on certain promissory notes.

As an additional term of its investment, VDC received the right to name four members to EDN's Board of Directors. With the concurrent resignation of one of the existing directors, this was intended to give VDC effective control of the Board. VDC's four nominees began acting as directors at a meeting of the EDN Board of Directors held on July 10, 1998. At the same time, one of the former Board members, Avi Fogel, resigned from the EDN Board of Directors. Tom Kobayashi, Chairman of the Board prior to the VDC investment, stepped down as Chairman and was replaced by Randy Selman, President of VDC. During October 1998, David Goodman resigned from the Board and Eric Jacobs replaced him. In addition, we appointed one of the VDC nominees, Brian Service, to a director position with particular focus on investor relations, strategic funding, and cash management issues. We have renewed our one-year consulting agreement with Mr. Service, under which Mr. Service receives a monthly fee of $9,000. Effective July 1999 Robert Wussler transferred from the Board of Directors of EDN to the Board of Directors of VDC.

ITEM 2 PROPERTY

Description of Property

Our principal business offices are located at One Union Street, in San Francisco, California. This office is a 5,000 square foot facility that operates as administrative headquarters and provides the centralized network hub for electronically bridging affiliate studios, as well as overall network management. We lease this facility pursuant to a Sublease dated November 1, 1993 with Varitel Video, Inc. ("Varitel"), an unaffiliated entity. The term of the sublease was for five years, commencing November 15, 1993. At November 14, 1998, the lease was renewed for an additional term ending August 31, 2003. Under the renewed sublease, the monthly lease payment is $13,251 per month. In lieu of a security deposit, we granted Varitel a security interest in certain of EDN's equipment with an aggregate purchase price of approximately $75,000. Varitel may terminate this sublease: upon 90 days prior written notice, upon a change in the principal ownership of the Company or in the event that the Company engages in a "competing type of film or video service business like or similar to Varitel". This excludes any "networking service application" which we offer in connection with audio, video and other multimedia networking services. Varitel has agreed not to terminate the lease due to the VDC Purchase Agreement.

On June 23, 1998, Lantana, a property management company in the Los Angeles Area, and EDN, Inc. canceled the balance of the lease and the guaranty by Mr. Kobayashi per mutual agreement.

ITEM 3 LEGAL PROCEEDINGS

EDN is not a party to any legal proceedings.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to the shareholders for vote during the fiscal year ending September 30, 1999.

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our Common Stock is traded on the OTC electronic bulletin board under the symbol EDNT. The reported high and low bid information as quoted on the OTC bulletin board for the period July 1, 1997 through September 30, 1999, is shown below. The high and low bid information as quoted on the OTC bulletin board represents prices between brokers and dealers and does not include retail markups, markdowns or commissions to the broker-dealer.

              High and Low Bid Price for Registrant's Common Stock
                     July 1, 1997 through September 30, 1999

      Period                                      High           Low
      ------                                      ----           ---

      Quarter ended September 30, 1999            1.750         0.660
      Quarter ended June 30, 1999                 4.125         1.000
      Quarter ended March 31, 1999                4.875         0.266
      Quarter ended December 31, 1998             0.641         0.125

      Quarter ended September 30, 1998            0.453         0.094
      Quarter ended June 30, 1998                 0.719         0.094
      Quarter ended March 31, 1998                0.250         0.094
      Quarter ended December 31, 1997             0.750         0.125
      Quarter ended September 30, 1997            1.047         0.250

The number of holders of record of EDN's Common Stock as of September 30, 1999, was approximately 650.

Dividends

EDN has never paid cash dividends on Common Stock, and we intend to utilize current resources to expand our operations. Moreover, outstanding warrants restrict the ability of the Company to pay dividends. Therefore, we anticipate that cash dividends will not be paid on the Common Stock in the foreseeable future.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Overview

In December, 1998, we completed the sale of assets of our subsidiary, Internet Business Solutions ("IBS") to Enterprise Communications Consulting, Inc., a private company located in Bellevue, Washington. It became apparent to the management and the Board of Directors of EDN that the web development services of IBS were being provided by our parent company, Visual Data Corporation. This sale allowed EDN to focus all of its efforts on pursuing new products and services in the video market as well as webcasting on the Internet.

We continued to expand our core audio networking services, which has now expanded to over 550 affiliates in the United States and Canada. The number of Grammy and Oscar recipients that use the audio network in the music and motion picture industry has increased annually.

In January of this year, we entered into an agreement with PR Newswire and Visual Data Corporation to provide customers with live audio and video webcasting over the Internet

In March, we announced an agreement with Telestream, the manufacturer of a high quality video delivery system, ClipMail(TM)Pro (which can send video over data networks using high-speed wide-band, Internet networks). We became the first OEM dealer for this video appliance. Since its launch at the National Association of Broadcasting trade show in Las Vegas, this appliance has been well accepted in the advertising, television and motion picture production and post-production market. We feel that this new product and service will become a significant part of growth in the Company's revenue stream in the coming year.

Liquidity and Capital Resources at September 30, 1999

At September 30, 1999, our principal sources of liquidity included $282,862 in cash and an unsecured $250,000 revolving line of credit. The current ratio was greatly improved over the year ending June 30, 1998 as a result of the restructuring discussed above. At September 30, 1999 the current ratio (current assets divided by current liabilities) was 1.47, whereas at June 30, 1998 it was 0.87.

Net cash provided by investing activities of $646,484 for fiscal year 1999 related primarily to the sale of our investment in IBS less purchase of property and equipment. Financing activities provided a net amount of $680,899 for fiscal year 1999, primarily due to the sale of Common Stock for $655,693.

At September 30, 1999, our accumulated deficit was $6,260,249. Working capital was $547,484. We have not been able to generate any operating profit since inception and the loss from operations has increased from $755,731 in the year ending June 30, 1998 to $793,714 in fiscal year 1999. This is attributed to the sale of our subsidiary IBS and the launch of new businesses. We have replaced a portion of the lost revenue with increases in audio equipment sales, installation, and monthly fees. These revenue streams have lower gross margins than the lost IBS revenue of web design and consulting. We also introduced two new business components: webcasting and video equipment sales. As these are still in the initial phase, these businesses are incurring start up costs that will decrease over time. These costs are related to personnel, travel, and overhead and have lower gross margins. In fiscal year 1999, we realized a gain on the sale of our subsidiary's assets in the amount of $663,530, similar to the net profit from the gain on the sale of investment and forgiveness of debt recognized in the year ending June 30, 1998 of $622,225.

Results of Operations: Year Ended September 30, 1999 and Year Ended
June 30, 1998

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from our consolidated statements of operations:

                                     September 30, 1999          June 30, 1998
                                     ------------------          -------------
  Revenues                                   100.0%                  100.0%
  Cost of sales                               74.1%                   65.0%
                                             -----                   -----
  Gross profit                                25.9%                   35.0%
  Operating expenses:
  Sales and marketing                         14.1%                   16.7%
  General and administrative                  32.1%                   37.2%
                                             -----                   -----
  Total operating expenses                    46.2%                   53.9%
                                             -----                   -----
  Loss from operations                       (20.3%)                 (18.9%)

  Other income                                17.3%                   14.2%
                                             -----                   -----
  Loss before income taxes and
   extraordinary item                         (3.0%)                  (4.7%)

  Provision for income taxes                   0.2%                    0.1%
                                             -----                   -----

  Loss before extraordinary item              (3.2%)                  (4.8%)
  Extraordinary item                            --                    17.7%
                                             -----                   -----
  Net (loss) income                           (3.2%)                 (12.9%)
                                             =====                   =====

Revenues. Net sales for fiscal year 1999 decreased 2.3% to $3,910,466 as compared to $4,004,341 in the year ended June 30, 1999. Management attributes the decrease in revenue to the sale of its subsidiary IBS. Revenues from IBS in fiscal year 1999 were $252,000 compared to $1,117,421 for the fiscal year ended June 30, 1998. Due to its sale in December 1998, IBS revenue contributed just slightly more than two months' revenue to the current reporting period as compared to twelve months' revenue ended June 30, 1998. At June 30, 1998, IBS contributed 28% of gross sales. This loss of revenue is being replaced by the introduction of our new businesses, webcasting and video equipment sales, that in total contributed 9% to our gross sales. Currently video equipment sales contribute approximately 4% to our gross sales. The equipment component of revenue increased in the period ended September 30, 1999 due to improved audio equipment availability and a new line of video equipment. We anticipate revenue from video equipment sales to increase substantially during the next fiscal year. Webcasting contributed approximately 5% to our gross sales. We expect this segment of the business to make a significant contribution in fiscal year 2000 as new strategic alliances have been formed to increase market share.

Gross Profit. Gross Profit decreased to $1,011,925 or 26 % of sales, in the year ended September 30, 1999 compared to $1,401,847, or 35% of sales in the year ended June 30, 1998. Decreases in gross profit as a percentage of sales compared to June 30, 1998 are primarily due to increased costs associated with new lines of business and discounts to attract this business. The decrease in gross profit can also be linked to the loss of higher contributions that were provided by the website hosting and consulting services of our former subsidiary IBS.

Operating Expenses. Operating expenses (including sales & marketing, and general & administrative) decreased to $1,805,639 in the year ended September 30, 1999 compared to $2,157,578 for the fiscal year ended June 30, 1998. The decrease is primiarly due to the elimination of sales and marketing expenses of our subsidiary, IBS. In the year ended June 30, 1998, IBS contributed $322,181 or 48% of the total marketing expense, compared to $58,112 or 11% for the year ended September 30, 1999. Administrative expenses also decreased for the year ended September 30, 1999 due to the decrease in investor relations expense. Investor relations expense for the year ended June 30, 1998 was more than $420,000. This expense was primarily due to the hiring of the consulting firm of Liviakas Financial. (see ITEM 12) We hired Liviakas to assist in securing additional funding.

Other Income and Expenses. Other income and expenses increased to $675,239 in fiscal year 1999, compared to $565,779 for fiscal year ended June 30,1998. The increase is due to the sale of our subsidiary, IBS, netting $663,530 (See Note 2 to the Consolidated Financial Statements). Additionally, interest expense decreased from $63,772 for fiscal year ended June 30, 1998 to $22,773 in the current fiscal year. The decrease is primarily due to the elimination of senior note holders. These notes were converted to warrants with demand registration rights. The majority of these warrants were exercised in the third quarter 1999. The fiscal year 1999 interest expense is mostly attributable to the funds provided by Eric Jacobs, which were used to purchase our inventory of video equipment.

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

We have reviewed the software and hardware we use internally in our support systems to determine whether they are year 2000 compliant. We are confident that we have already taken the steps to complete the work required to make our systems, products and infrastructure year 2000 ready. Most of our software has already been upgraded by the manufacturer or was recently purchased and is year 2000 compliant. There are no technological issues in the hardware or software that we sell or rent to our clients that will be affected by year 2000 issues.

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

Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. These factors include those set forth below under the caption "Factors that May Affect Future Results."

Factors That May Affect Future Results.

We intend to focus on expanding our audio networking equipment sales and services and also expanding our video media networking equipment sales and services. Significant opportunities exist in the audio and video media area as a result of our affiliation with VDC and the potential use of the video network by customers VDC's video newswire product. We expect to be able to fund our expanded activities from within our own cash flow and lines of credit facilities.

Audio Media Networking Services. We utilize hardware, software and both public-switched and Internet Protocol ("IP") networks in providing audio networking services to our customers. This service participates in an industry that undergoes rapid changes in new products and services. We presently do not develop hardware or software or build wide-area networks. Instead, we buy commercially available equipment, purchase network time from long distance carriers, integrate this equipment and time into full time or 24/7 network service, and resell this service to our customers. Because we do not develop software or manufacture hardware itself, we can adapt new hardware or network offerings to our customers' needs and integrate new equipment and new network access mechanisms into our services with a minimum of cost, provided that customers are willing to pay to upgrade to such new network service or equipment. We will need to be aware of new products and services, since any delay or failure to anticipate or respond to any new technology could have an affect upon our anticipated operating results.

Video Networking Services. With the introduction of our new line of video products from Telestream, we are expecting the revenue from this equipment and services to be a major contribuor to our current business model. This technology transmits short form videos, such as commercials, special effects, and daily shoots over the Internet to virtually any destination the customer desires. With the increase in high bandwidth data lines, directors, photographers and other professionals have been able to send and receive audio and video dailies from remote locations to editors working back at the home studio rather than conventional mail or delivery mehtods.

We plan to expand the video market and offer our customers the ability to use our network for their communication requirements. This product was designed for a store and forward type of transmission. We are currently expanding our capabilities to be able to provide this service to our customers.

Wecasting. We have entered into the business of webcasting, which provides corporate customers with live audio and video streaming over the Internet. We believe the webcasting market will enhance our current business model of products and services.

ITEM 7 FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Entertainment Digital Network, Inc.

We have audited the accompanying consolidated balance sheets of Entertainment Digital Network, Inc. and subsidiaries as of September 30, 1999, September 30, 1998, and June 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year, three months, and year then ended, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entertainment Digital Network, Inc. and subsidiaries as of September 30, 1999, September 30, 1998, and June 30, 1998, and the consolidated results of their operations and their cash flows for the year ended September 30, 1999, the three months ended September 30, 1998, and the year ended June 30, 1998, in conformity with generally accepted accounting principles.


/s/ Burr, Pilger & Mayer.

San Francisco, California
November 16, 1999

                                  ENTERTAINMENT DIGITAL NETWORK, INC.

                                      CONSOLIDATED BALANCE SHEETS
                                September 30, 1999, September 30, 1998,
                                           and June 30, 1998
                                             ------------

                                                         September 30,    September 30,     June 30,
                                 ASSETS                      1999             1998           1998
                                                          -----------     -----------     -----------
Current assets:
 Cash                                                     $   282,862     $    88,470     $    32,911
 Accounts receivable, net of allowance for
  doubtful accounts of $18,453, $8,500, and
  $17,502 at September 30, 1999, September 30, 1998,
  and June 30, 1998, respectively                             713,452         574,800         471,341
 Accounts receivable-related party                             32,698          33,008              --
 Accounts receivable-escrow                                    50,000              --              --
 Inventories                                                  576,433         122,986          87,157
 Prepaid expenses                                              45,952           4,601          58,823
 Other current assets                                           2,500             826          16,665
                                                          -----------     -----------     -----------
       Total current assets                                 1,703,897         824,691         666,897

Property and equipment, net                                   385,698         380,416         391,481
Other assets                                                    5,254           6,455          13,711
                                                          -----------     -----------     -----------

                                                          $ 2,094,849     $ 1,211,562     $ 1,072,089
                                                          ===========     ===========     ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                         $   628,959     $   303,628     $   388,325
 Accrued expenses                                             225,374         239,476         294,980
 Deferred revenue                                                  --          33,421          21,286
 Line of credit                                                    --           8,214           8,872
 Notes payable-related party                                  290,500         240,500          40,500
 Current portion of capital lease obligations                  11,580          17,147           9,288
                                                          -----------     -----------     -----------
       Total current liabilities                            1,156,413         842,386         763,251

Capital lease obligations                                       4,045          15,058          11,470
                                                          -----------     -----------     -----------
           Total liabilities                                1,160,458         857,444         774,721
                                                          -----------     -----------     -----------

Stockholders' equity:
 Common stock; $0.001 par value; 50,000,000 shares
  authorized; 23,186,398, 16,761,836, and 16,761,836
  shares issued and outstanding at September 30, 1999,
  September 30, 1998 and June 30, 1998, respectively           22,506          16,761          16,761
 Additional paid-in capital                                 7,501,391       6,755,443       6,755,443
 Secured note receivable                                     (283,746)       (283,746)       (283,746)
 Unearned compensation                                        (45,511)             --              --
 Accumulated deficit                                       (6,260,249)     (6,134,340)     (6,191,090)
                                                          -----------     -----------     -----------
       Total stockholders' equity                             934,391         354,118         297,368
                                                          -----------     -----------     -----------

                                                          $ 2,094,849     $ 1,211,562     $ 1,072,089
                                                          ===========     ===========     ===========

                                The accompanying notes are an integral
                           part of these consolidated financial statements.

                              ENTERTAINMENT DIGITAL NETWORK, INC.

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                             for the year ended September 30, 1999,
                           the three months ended September 30, 1998,
                                and the year ended June 30, 1998
                                          ------------

                                                  September 30,    September 30,     June 30,
                                                      1999             1998           1998
                                                   -----------     -----------     -----------
Revenue:
 Equipment sales                                   $1,160,617      $  283,573      $  874,785
 Installation and monthly fees                        647,174         153,423         610,514
 Usage fees                                         1,562,387         338,671       1,617,291
 Web design and consulting                            272,533         348,811         784,528
 Webcasting                                           192,258              --              --
 Rental fees                                           70,072          18,275          99,384
 Other                                                  5,425           4,275          17,839
                                                   ----------      ----------      ----------
                                                    3,910,466       1,147,028       4,004,341

Cost of sales                                       2,898,541         680,078       2,602,494
                                                   ----------      ----------      ----------
     Gross profit                                   1,011,925         466,950       1,401,847
Sales and marketing                                   551,480         129,052         666,985
General and administrative                          1,254,159         281,990       1,490,593
                                                   ----------      ----------      ----------
     (Loss) income from operations before
       other income (expenses) and provision
       for income taxes and extraordinary item       (793,714)         55,908        (755,731)
                                                   ----------      ----------      ----------
Other income (expenses):
 Interest income                                       35,300           5,993           4,166
 Interest expense                                     (22,773)         (5,151)        (63,772)
 (Loss) gain on sale of equipment                        (818)             --           3,160
 Gain on sale of subsidiary assets                    663,530              --              --
 Gain on sale of investment                                --              --         422,225
 Forgiveness of debt                                       --              --         200,000
                                                   ----------      ----------      ----------
     Total other income                               675,239             842         565,779
                                                   ----------      ----------      ----------
     (Loss) income before provision for income
       taxes and extraordinary item                  (118,475)         56,750        (189,952)

Provision for income taxes                              7,434              --           2,400
                                                   ----------      ----------      ----------
     (Loss) income before extraordinary item         (125,909)         56,750        (192,352)

Extraordinary item-gain on restructuring of
 debt (no applicable income taxes)                         --              --         710,488
                                                   ----------      ----------      ----------

     Net (loss) income                             $ (125,909)     $   56,750      $  518,136
                                                   ==========      ==========      ==========
Basic (loss) income per share:
     Loss before extraordinary item                $    (0.01)            Nil      $    (0.02)
     Net (loss) income                             $    (0.01)            Nil      $     0.07
Diluted (loss) income per share:
     Loss before extraordinary item                $    (0.01)            Nil      $    (0.02)
     Net (loss) income                             $    (0.01)            Nil      $     0.07

                             The accompanying notes are an integral
                        part of these consolidated financial statements.

                                             ENTERTAINMENT DIGITAL NETWORK, INC.

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           for the year ended September 30, 1999,
                                         the three months ended September 30, 1998,
                                              and the year ended June 30, 1998
                                                        ------------
                                                                    Common Stock         Preferred Stock
                                                                --------------------   -----------------      Additional
                                                                 Shares       Amount   Shares     Amount    Paid-in Capital
                                                                 ------       ------   ------     ------    ---------------
Ending balance, June 30, 1997                                  5,740,465    $ 5,740      150    $ 117,541    $4,411,559

Common shares issued under Regulation D offering                 738,000        738       --           --       126,382
Common shares issued under S-8 offering                          400,000        400       --           --       399,600
Common shares issued for conversion of note
 and accrued interest                                          1,000,000      1,000       --           --       374,000
Conversion of preferred shares to common shares                  150,000        150     (150)    (117,541)      117,391
Common shares issued pursuant to consulting service              169,954        170       --           --        21,074
Common shares issued to Visual Data Corporation                8,563,417      8,563       --           --     1,305,437
Net income                                                            --         --       --           --            --
                                                              ----------    -------     ----    ---------    ----------

Ending balance, June 30, 1998                                 16,761,836     16,761       --           --     6,755,443

Net income                                                            --         --       --           --            --
                                                              ----------    -------     ----    ---------    ----------

Ending balance, September 30, 1998                            16,761,836     16,761       --           --     6,755,443

Common shares issued upon exercise of stock options            1,297,500      1,298       --           --       128,453
Common shares issued upon exercise of warrants pursuant
 to S-3 Registration                                           1,914,831      1,235       --           --       203,484
Common shares issued to Visual Data Corporation upon
 exercise of mirror stock options and warrants                 3,212,231      3,212       --           --       318,011
Stock options issued                                                  --         --       --           --        96,000
Net loss                                                              --         --       --           --            --
                                                              ----------    -------     ----    ---------    ----------

Ending balance, September 30, 1999                            23,186,398    $22,506       --           --    $7,501,391
                                                              ==========    =======     ====    =========    ==========

                                                               Secured      Unearned
                                                                 Note        Compen-     Accumulated
                                                              Receivable     sation        Deficit         Total
                                                              ----------     ------        -------         -----
Ending balance, June 30, 1997                                        --          --    $(6,709,226)   $(2,174,386)

Common shares issued under Regulation D offering                     --          --             --        127,120
Common shares issued under S-8 offering                              --          --             --        400,000
Common shares issued for conversion of note
 and accrued interest                                                --          --             --        375,000
Conversion of preferred shares to common shares                      --          --             --             --
Common shares issued pursuant to consulting service                  --          --             --         21,244
Common shares issued to Visual Data Corporation               $(283,746)         --             --      1,030,254
Net income                                                           --          --        518,136        518,136
                                                              ---------    --------    -----------    -----------

Ending balance, June 30, 1998                                  (283,746)         --     (6,191,090)       297,368

Net income                                                           --          --         56,750         56,750
                                                              ---------    --------    -----------    -----------

Ending balance, September 30, 1998                             (283,746)         --     (6,134,340)       354,118

Common shares issued upon exercise of stock options                  --          --             --        129,751
Common shares issued upon exercise of warrants pursuant
 to S-3 Registration                                                 --          --             --        204,719
Common shares issued to Visual Data Corporation upon
 exercise of mirror stock options and warrants                       --          --             --        321,223
Stock options                                                        --    $(45,511)            --         50,489
Net loss                                                             --          --       (125,909)      (125,909)
                                                              ---------    --------    -----------    -----------

Ending balance, September 30, 1999                            $(283,746)   $(45,511)   $(6,260,249)   $   934,391
                                                              =========    ========    ===========    ===========

                                           The accompanying notes are an integral
                                      part of these consolidated financial statements.

                                     ENTERTAINMENT DIGITAL NETWORK, INC.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    for the year ended September 30, 1999,
                                  the three months ended September 30, 1998,
                                       and the year ended June 30, 1998
                                                 ------------

                                                              September 30,    September 30,       June 30,
                                                                  1999             1998             1998
                                                               -----------      -----------      -----------
Cash flows from operating activities:
 Net (loss) income                                             $  (125,909)     $    56,750      $   518,136
 Adjustments to reconcile net income (loss) to cash
  used in operating activities:
  Gain on sale of subsidiary assets                               (663,530)              --               --
  Depreciation and amortization                                    122,380           52,888          199,458
  Compensation expense on below market value stock options          50,489               --               --
  Loss (gain) on sale of fixed assets                                  818               --           (3,160)
  Stock issued in lieu of consideration for services                    --               --          421,244
  Gain on sale of investment                                            --               --         (422,225)
  Gain on forgiveness of debt                                           --               --         (200,000)
  Inventory write-off                                                   --               --           49,061
  Noncash debt restructure                                              --               --         (773,026)
  (Increase) decrease in assets:
    Accounts receivable                                           (335,944)        (136,467)         (26,220)
    Inventories                                                   (445,251)         (35,829)          66,695
    Prepaid expenses and other assets                              (54,794)          77,317          (56,439)
  Increase (decrease) in liabilities:
    Accounts payable                                               331,174          (84,697)        (868,083)
    Accrued expenses                                               (12,424)         (43,141)         (31,168)
                                                               -----------      -----------      -----------
      Net cash used in operating activities                     (1,132,991)        (113,179)      (1,125,727)
                                                               -----------      -----------      -----------
Cash flows from investing activities:
 Purchase of property and equipment                               (258,729)         (25,849)         (31,246)
 Sale of investments                                                    --               --          588,892
 Proceeds from sale of subsidiary's and other assets               905,213               --               --
                                                               -----------      -----------      -----------
      Net cash provided by (used in) investing activities          646,484          (25,849)         557,646
                                                               -----------      -----------      -----------
Cash flows from financing activities:
 Net decrease in line of credit                                     (8,214)            (886)         (25,755)
 Net increase in short-term related party note                     250,000          200,000               --
 Principal payments on debt                                       (200,000)              --         (115,481)
 Payments on capital leases                                        (16,580)          (4,527)         (27,963)
 Proceeds from sale of Common Stock                                655,693               --          739,124
                                                               -----------      -----------      -----------
      Net cash provided by financing activities                    680,899          194,587          569,925
                                                               -----------      -----------      -----------
      Net increase in cash                                         194,392           55,559            1,844

Cash at beginning of year                                           88,470           32,911           31,067
                                                               -----------      -----------      -----------
Cash at end of year                                            $   282,862      $    88,470      $    32,911
                                                               ===========      ===========      ===========

                                    The accompanying notes are an integral
                               part of these consolidated financial statements.

                       ENTERTAINMENT DIGITAL NETWORK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ------------

1.  Significant Accounting Policies

    Nature of Operations

    Entertainment Digital Network, Inc. (the Company), a Delaware corporation, and its subsidiaries develop and market integrated systems for the delivery, storage, and management of professional quality digital communications for media-based applications, including audio and video production for the U. S. entertainment industry. The Company, through strategic alliances with long-distance carriers, regional telephone companies, satellite operators, and independent fiber optic telecommunications providers, has established a worldwide network that enables the exchange of high quality audio, video, multimedia, and data communications. The Company provides engineering services and application-specific technical advice, audio, video, and networking hardware and software as part of its business. In December 1998, the Company completed the sale of substantially all the assets of its wholly owned subsidiary, which provided Internet web site development and hosting services.

    Basis of Consolidation

    The consolidated financial statements include the accounts of the Company and its principal subsidiaries, Entertainment Digital Network (EDN) and Internet Worldwide Business Solutions (IBS). The accounts of IBS have been included through December 1998 when its principal assets and operations were sold. All material intercompany transactions have been eliminated in the consolidated financial statements.

    Effective June 20, 1998, the Company became 51% owned by Visual Data Corporation (VDC), a public company, through the issuance of 8,563,417 shares of the Company's Common Stock (See Note 13). Accordingly, the results of the Company's operations will be consolidated with those of VDC for periods subsequent to June 20, 1998.

    Use of Estimates

    The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those and other estimates.

    Allowance for Doubtful Accounts

    Bad debts are provided on the allowance method based on historical experience and management's evaluation of outstanding accounts receivable.

    Inventories

    Inventories, composed primarily of purchased products for resale, are valued at the lower of cost or market with cost being determined on the first-in, first-out basis. During the year ended September 30, 1999, the Company established an inventory valuation reserve in the amount of $40,000.

                       ENTERTAINMENT DIGITAL NETWORK, INC.

                                  ------------

1.  Summary of Significant Accounting Policies, continued

    Property and Equipment and Leasehold Improvements

    Property and equipment are carried at cost and are depreciated on the straight-line basis over their estimated useful life of five years. The costs of leasehold improvements are amortized over the lesser of the lease term or the life of the improvement. Expenditures for improvement or expansion of property and equipment are capitalized. Repairs and maintenance are charged to expense as incurred. When the assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts with the resulting gain or loss reflected in the statement of operations.

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

    Fair Value of Financial Instruments and Credit Risk

    The carrying amounts of certain financial instruments, including cash, accounts receivable, notes receivable, accounts payable, accrued expenses, notes payable, and line of credit, approximate fair value because of the relatively short-term maturity of these instruments. The Company and its subsidiaries maintain cash in bank deposit accounts at accredited financial institutions. The balances in these accounts may, at times, exceed federally insured limits.

    Long-lived Assets

    Long-lived assets such as property and equipment are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the indicators of impairment are present and the estimated undiscounted future cash flows from the use of these assets are less than the assets' carrying value, the related assets will be written down to fair value.

    Revenue Recognition

    A significant component of revenue relates to the sale of equipment, which is recognized when the equipment is installed or upon signing of a contract after a free trial period. During the trial period a customer normally receives an extended period of time before purchasing the product. During this trial period, the Company accounts for the product as inventory and recognizes the revenue upon signature of the contract by the customer. Installation fees are recognized when the installation has been completed. Usage fees are recognized over the period the equipment is used based on the relative usage level. Deferred revenues represented billings in excess of revenue recognized.

                       ENTERTAINMENT DIGITAL NETWORK, INC.

                                  ------------

1.  Summary of Significant Accounting Policies, continued

    Revenue Recognition, continued

    The Company leases some equipment to customers under terms that are accounted for as operating leases. Under the operating method, rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life.

    Stock-Based Compensation

    The Company has elected to account for stock-based compensation under the intrinsic value method in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under this method, no compensation expense is recorded for stock options granted when the exercise price of the option granted is equal to or exceeds the fair market value of the Company's Common Stock. The Company makes the pro forma disclosures of stock-based compensation required by SFAS No. 123.

    Earnings (Loss) per Share

    Earnings (loss) per share have been computed according to SFAS No. 128, Earnings per Share for all periods presented. Basic earnings per share are computed using the weighted-average number of shares of Common Stock outstanding during the periods. Diluted earnings per share are computed using the weighted-average number of common shares and common share equivalents outstanding during the period.

    Reclassification

    Certain reclassifications have been made to the prior year financial statements in order for them to conform to the current year presentation.

2.  Internet Business Solutions (IBS)

    On December 11, 1998, the Company completed the sale of substantially all of the assets of the Company's wholly owned subsidiary. The transaction was completed for a total of $1,000,000, of which $50,000 was deposited in an escrow account. The balance is to be released in full to the Company upon the termination of the statute of limitations governing certain potential claims against IBS or the Buyer connected with the disposition of IBS's assets, or upon the earlier agreement of the Buyer. Pursuant to the sales agreement, the balance of $50,000 is to be paid in December 1999.

    Results of operations for the year ended September 30, 1999 include total IBS revenues and expenses of $252,000 and $229,000, respectively. The sale of IBS resulted in a $663,530 realized gain for the Company.

                       ENTERTAINMENT DIGITAL NETWORK, INC.

                                  ------------

3.  Accounts Receivable

    Accounts receivable at September 30, 1999 and 1998, and June 30, 1998 comprise the following:

                                        September 30,  September 30,   June 30,
                                            1999           1998          1998
                                         ---------      ---------     ---------

          Receivables                    $ 561,863      $ 353,757     $ 444,243

          Unbilled charges                 170,042        229,543        44,600
                                         ---------      ---------     ---------

                                           731,905        583,300       488,843
          Less allowance for doubtful
            accounts                       (18,453)        (8,500)      (17,502)
                                         ---------      ---------     ---------

                 Total                   $ 713,452      $ 574,800     $ 471,341
                                         =========      =========     =========

    Additions to the allowance for doubtful accounts are made as a percentage of sales, adjusted annually based upon review of the individual accounts receivable. Accounts are written off when deemed to be uncollectible. Total bad debt expense was $17,945, $3,218, and $1,501 for the year ended September 30, 1999, the three months ended September 30, 1998, and the year ended June 30, 1998, respectively.

    The Company also maintains a receivable of $50,000 from the escrow account utilized during the sale of IBS (see Note 2).

4.  Related Party Transactions

    A note receivable, at the face value of $283,746, due from VDC is part of the payment resulting from VDC's purchase of 8,563,417 shares of the Company's Common Stock (See Note 13). The note is secured by the acquired Common Stock and second mortgage. Principal payment of $56,749 plus interest is due annually commencing July 1, 1999 until July 1, 2003; the note bears a fixed interest rate of 7% per annum. No payment had been made as of September 30, 1999.

    At September 30, 1999 VDC owed the Company $18,584 for webcasting events and $14,114 for other inter-company items.

    In March 1999, the Company began incurring management fees of $5,000 per month payable to VDC (see Note 6).

                       ENTERTAINMENT DIGITAL NETWORK, INC.

                                  ------------

5.  Property and Equipment

    Property and equipment are summarized by major category as follows at September 30, 1999 and 1998, and June 30, 1998:

                                      September 30,   September 30,    June 30,
                                          1999           1998           1998
                                      ----------      ----------     ----------

    Network and related equipment     $  991,549      $  918,450     $  881,473
    Furniture and fixtures               175,279         239,804        234,984
    Computer software                     29,176          16,801         16,802
    Leasehold improvements                26,183          26,183         26,183
                                      ----------      ----------     ----------

       Subtotal                        1,222,187       1,201,238      1,159,442

    Depreciation and amortization       (836,489)       (820,822)      (767,961)
                                      ----------      ----------     ----------

       Property and equipment, net    $  385,698      $  380,416     $  391,481
                                      ==========      ==========     ==========


    Depreciation and amortization included in the statements of operations amounted to $122,380, $52,888, and $199,458 for the year ended September 30, 1999, the three months ended September 30, 1998, and the year ended June 30, 1998, respectively.

6.  Accrued Expenses

    Accrued expenses are summarized by major category as follows at September 30, 1999 and 1998, and June 30, 1998:

                                      September 30,   September 30,    June 30,
                                          1999           1998           1998
                                      ----------      ----------     ----------

    Accrued expenses-other             $101,886        $116,313       $ 92,805
    Vacation                             45,462          27,720         28,520
    Management fees-related party
      (Note 4)                           30,000              --             --
    Payroll                              46,693          90,955        144,995
    Customer deposits                     1,333           4,488         28,660
                                       --------        --------       --------

                                       $225,374        $239,476       $294,980
                                       ========        ========       ========

                       ENTERTAINMENT DIGITAL NETWORK, INC.

                                  ------------

7.  Notes Payable and Other Debt

    Notes Payable

    Notes payable-related party consist of the following:

                                                        September 30
                                                      ----------------  June 30,
                                                      1999       1998     1998
                                                      ----       ----     ----
    Note payable to Eric Jacobs, a Director of the
    Company and VDC,  with  original  principal of
    $200,000 at 12%  interest.  This note was paid
    in  full  in  December  1998.  In  May 1999, a
    new  note   payable  to  Eric  Jacobs  with  a
    principal  of $250,000 at 12% was issued.  The
    principal  balance and accrued interest is due
    on November 17,  1999.  Interest has been paid
    to date as of September 30, 1999.               $250,000   $200,000       --

    Notes payable to officers,  interest at 6% per
    annum,   uncollateralized.   Accrued  interest
    payable as of  September  30,  1999 is $1,823.
    The notes  are  subordinated  to the  $250,000
    credit line discussed below. Notes are due  on
    demand thereafter.                                40,500     40,500   40,500
                                                    --------   --------  -------

    Total notes payable-related party               $290,500   $240,500  $40,500
                                                    ========   ========  =======

    Line of Credit

    The Company had a line of credit of $10,000 with a financial institution, of which $8,214, and $8,872 was outstanding as of September 30, 1998, and June 30, 1998, respectively.

    In 1999 the Company obtained a line of credit of $250,000 with a different financial institution. The line of credit bears interest at the institution's published reference rate plus 2.5%. The assets of the Company collateralize the line of credit. There is no balance on the line of credit as of September 30, 1999.

    Restructuring of Debt

    During the fiscal year ended June 30, 1998 the Company restructured its accounts payable and debt which was a contingent requirement of the agreement whereby VDC acquired its 51% ownership interest in the Company. The following table summarizes the adjustments made according to the accounts payable and debt settlement agreements:

                                                Amount       Debt        Amount
                                                 Due       Discharge     Settled
                                              ----------   ---------    --------
    Entertainment Digital Network, Inc.:
      Trade and unsecured claims              $  257,376    $137,817    $119,559
      Notes payable                              904,019     381,269     522,750
    Entertainment Digital Network:
      Trade and unsecured claims                 179,664     109,435      70,229
    Internet Worldwide Business Solutions:
      Trade and unsecured claims                 201,699      81,967     119,732
                                              ----------    --------    --------
          Total                               $1,542,758    $710,488    $832,270
                                              ==========    ========    ========

                       ENTERTAINMENT DIGITAL NETWORK, INC.

                                  ------------

8.  Income Taxes

    The provision for income taxes for the fiscal year ended September 30, 1999 and June 30, 1998 consists of California franchise taxes. A reconciliation of the expected and reported provision for income taxes follows:

                                               Year Ended        Three Months Ended     Year Ended
                                           September 30, 1999    September 30, 1999    June 30, 1998
                                           ------------------    ------------------    -------------
    Benefit (provision) expected based
      on federal statutory rate                  34.0%                  34.0%                34.0%
    State taxes, net of federal benefit           6.1                    6.1                  6.1
    Utilization of net operating loss
      carryforwards                                --                  (40.1)                  --
    Valuation allowance, net                    (40.1)                    --                (40.2)
                                                -----                  -----                -----
    Net income tax provision                      0.0%                   0.0%                 0.1%
                                                =====                  =====                =====

    The Company has Federal and California net operating loss (NOL) carryforwards totaling approximately $6.4 million and $2.8 million, respectively, as shown below. The utilization of these NOL carryforwards is limited due to a change of ownership as defined in the Internal Revenue Code. As a result, the federal and state NOLs can be utilized at the rate of $68,000 a year through the year 2012.

    At September 30, 1999 the Company had NOL carryforwards for tax purposes expiring as follows:

            Year Expires                          Federal            State
            ------------                          -------            -----
               2009                             $  204,000                --
               2010                                386,000                --
               2011                              1,181,000        $  485,000
               2012                              4,262,000         2,131,000
               2013                                395,000           196,000
                                                ----------        ----------
               Total loss carryforwards         $6,428,000        $2,812,000
                                                ==========        ==========

    The tax effects of significant temporary differences representing deferred tax assets as of September 30, 1999 and 1998, and June 30, 1998 are as follows:

                                        September 30,  September 30,   June 30,
                                            1999           1998          1998
                                         ---------      ---------     ---------
    Deferred tax assets:
      Net operating loss carryforwards   $ 405,000      $ 385,000     $ 413,000
      Property and equipment                24,000         28,000        28,000
                                         ---------      ---------     ---------

    Total deferred tax assets              429,000        413,000       441,000
    Less: valuation allowance             (429,000)      (413,000)     (441,000)
                                         ---------      ---------     ---------
          Net deferred tax asset                --             --            --
                                         =========      =========     =========

                       ENTERTAINMENT DIGITAL NETWORK, INC.

                                  ------------

9.  Earnings (Loss) Per Share

    Basic earnings (loss) per share are computed using the weighted-average number of shares of Common Stock outstanding during the periods. Diluted earnings per share are computed using the weighted-average number of common shares and common share equivalents outstanding during the year. The computation of net income (loss) per share was as follows:

                                                       Income (Loss)     Shares      Per Share
                                                       (Numerator)    (Denominator)    Amount
                                                       -----------    -------------    ------
    Twelve months ended September 30, 1999:
      Basic loss per share                              $(125,909)     19,298,846     $(0.01)
      Effect of dilutive stock options and warrants            --              --         --
                                                        ---------      ----------     ------
      Diluted loss per share                            $(125,909)     19,298,846     $(0.01)
                                                        =========      ==========     ======
    Three months ended September 30, 1998:
      Basic earnings per share                          $  56,750      16,761,836        Nil
      Effect of dilutive stock options and warrants            --       5,344,156
                                                        ---------      ----------     ------
      Diluted earnings per share                        $  56,750      22,105,992        Nil
                                                        =========      ==========     ======
    Twelve months ended June 30, 1998:
      Basic and diluted loss before extraordinary item  $(192,352)      7,936,358     $(0.02)
      Extraordinary item                                  710,488              --       0.09
                                                        ---------      ----------     ------
      Basic and diluted net loss per share              $ 518,136       7,936,358     $ 0.07
                                                        =========      ==========     ======

    At September 30, 1999, options and warrants for the purchase of 7,142,668 common shares at prices ranging from $0.10 to $1.25 were antidilutive and therefore not included in the computation of diluted earnings per share.

    At September 30, 1998 options and warrants, for the purchase of 1,391,643 common shares at prices ranging from $.375 to $2.50 per share, for which the exercise price was greater than the average market price of common shares were not included in the computation of diluted earnings per share.

    At June 30, 1998 options and warrants for the purchase of 12,126,944 common shares at prices ranging from $.10 to $2.50 per share were antidilutive and therefore not included in the computation of diluted earnings per share.

                       ENTERTAINMENT DIGITAL NETWORK, INC.

                                  ------------

10. Commitments

    Lease Commitments

    As of September 30, 1998, the Company leases office space and certain equipment under various noncancelable capital and operating leases. The operating lease is effective for two years with yearly options thereafter for not more than five years. The lease began in January 1999. The capital leases begin expiring in March 2000. The equipment under lease secures the capital lease. Future minimum lease payments required under the noncancelable leases are as follows:

                                                        Operating       Capital
        Year Ending September 30:                        Leases          Leases
                                                        --------        -------
          2000                                          $155,703        $12,795
          2001                                           159,016          4,239
          2002                                           159,016             --
          2003                                           159,016             --
          2004                                            39,754             --
                                                        --------        -------
             Total minimum lease payments               $672,505         17,034
                                                        ========
        Less amount representing interest                                 1,409
                                                                        -------
        Present value of net minimum lease payments                      15,625

        Less current portion                                             11,580
                                                                        -------
              Long-term portion                                         $ 4,045
                                                                        =======

    Total rental expense for all operating leases for the year ended September 30, 1999, the three months ended September 30, 1998, and the year ended June 30, 1998 amounted to $137,521, $52,146, and $195,925, respectively.

    Employment Contracts

    The Company and its subsidiaries have entered into employment contracts with several of their key employees that expire at different times through December 31, 2000. At September 30, 1999 the commitment under all of the contracts was approximately $495,000.

    Annual Volume Commitment

    The Company has entered into an agreement with a major telecommunications company for network usage discounts. The Company committed to a two-year term commencing March 31, 1998 to a $480,000 annual volume commitment. As of September 30, 1999, the commitment remaining was approximately $240,000.

                       ENTERTAINMENT DIGITAL NETWORK, INC.

                                  ------------

11. Concentration of Credit Risk

    Cash

    The Company maintains cash balances primarily with two major financial institutions and, as such, from time to time the balances may be in excess of the federally insured limit of $100,000 per institution.


12. Employee Benefit Plans

    The Company has a 401(k) Income Deferral Plan (the Plan) for employees who have completed three months of service and are 21 years or older. The Company may make a discretionary contribution to the Plan each year, allocable to all Plan participants. However, the Company elected to make no contributions for the year ended September 30, 1999. Administrative fees for the plan totaled $2,075.


13. Stockholders' Equity

    Investment by Visual Data Corporation

    On June 20, 1998, the Company entered into an agreement with VDC, a public company, to sell a 51% (8,563,417 shares) ownership interest in the Company's Common Stock. The form of payment consisted of:

        Cash                                                     $  698,004
        VDC stock: 75,000 shares (valued at $3.75 per share)        281,250
        VDC warrants: 50,000 (valued at $2.74 per warrant)          137,000
        Note receivable - secured Common Stock (see Note 4)         283,746
                                                                 ----------
                                                                  1,400,000

        Less expenses                                                86,000
                                                                 ----------
            Net investment                                       $1,314,000
                                                                 ==========

    In addition, the Company issued a blanket mirror option covering 6,542,722 shares (3,304,979 options and 3,237,743 warrants), which entitles VDC to acquire shares equal to those actually purchased upon exercise of options and warrants by others at $.10 per share. In addition, the Company granted the investment banker who organized the transaction 750,000 warrants at an exercise price of $.145. The transaction was contingent upon certain restructuring of accounts payable debt the Company had incurred over the prior three years (See Note 7).

                       ENTERTAINMENT DIGITAL NETWORK, INC.

                                  ------------

13. Stockholders' Equity, continued

    Regulation D Equity Placement

    In July 1997, the Company offered up to a maximum of 3,750,000 units (each consisting of one share of Common Stock and one warrant) for T Bar W Ranch Investments (T Bar) to purchase shares of the Company at a price of $.20 per unit. Each warrant is exercisable until the fifth anniversary of the date of its issuance and entitles the holder to purchase one share at an exercise price of $1.00 per share. The warrants had an antidilution clause in their terms. T-Bar invested $147,600 to acquire 738,000 units. Expenses on the offering amounted to $20,480 resulting in net proceeds of the Company of $127,120. The Company negotiated an agreement with T-Bar in June 1998 to reduce the warrant exercise price to $.10 per share in exchange for removal of the antidilution clause.

    Warrants

    At September 30, 1999, the Company has reserved 1,971,210 common shares for potential exercise of outstanding warrants issued in connection with various equity and debt financing activities as follows:

                                               Number of     Expiration
                                               Warrants        Date        Price
                                               --------        ----        -----
    September 30, 1999:
      Conversion of notes, August 1997          974,000         2002       1.250
      Senior note warrants, November 1996        11,605         2003       0.250
      VDC mirror warrants                       985,605      1999-2003     0.100
                                              ---------
             Total warrants                   1,971,210
                                              =========

14. Stock Compensation Plans

    The Company adopted a stock option plan on April 3, 1998 which allows the Company to grant incentive or nonqualified options up to 3,000,000 shares of Common Stock to its employees, board members, and certain other consultants in order to motivate them to maintain their commitment to the Company at this stage of its development. In February 1999, the plan was amended to allow the Company to grant up to 5,000,000 shares of Common Stock. Additionally, the Company has stock options outstanding under two nonqualified stock option plans adopted in 1995.

    The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for options where the exercise price has equaled the stock fair value on the date of grant. During fiscal 1999, an employee was granted options to acquire 75,000 shares of Common Stock at exercise prices below the fair value at the date of grant. Total compensation expense recognized for these grants in fiscal 1999 was $50,489, and unearned compensation in the amount of $45,511 relating to these options was recorded as a reduction in stockholders' equity.

                       ENTERTAINMENT DIGITAL NETWORK, INC.

                                  ------------

14. Stock Compensation Plans, continued

    Had compensation expense been determined for stock options granted during three months ended September 30, 1998 and the twelve months ended June 30, 1998, based on the fair value at grant dates consistent with SFAS No. 123, the Company's condensed Pro Forma Statement of Operations for those periods would have been as follows:


                                               September 30,     September 30,    June 30,
                                                  1999              1998            1998
                                                  ----              ----            ----
    Net income (loss):
       As reported                              $(125,909)        $56,750         $518,136
                                                =========         =======         ========
       Pro forma                                $(376,833)        $46,998         $505,065
                                                =========         =======         ========
    Basic and diluted income (loss) per share:
       As reported                              $   (0.01)            Nil         $   0.07
                                                =========         =======         ========
       Pro forma                                $   (0.02)            Nil         $   0.06
                                                =========         =======         ========

    The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions for the 12 months ended September 30, 1999, the 3 months ended September 30, 1998 and the 12 months ended June 30, 1998, respectively.

                           September 30, 1999  September 30, 1998  June 30, 1998
                           ------------------  ------------------  -------------

    Interest rate            4.45% - 5.80%            5.5%             5.5%
    Dividend yield                      0%              0%               0%
    Expected volatility       197% -  214%            228%             228%
    Expected life in years              5              4.5              4.5

    The following table summarizes employee stock option plan activity for the twelve months ended September 30, 1999, the three months ended September 30, 1998 and the twelve months ended June 30, 1998:

                                               September 30, 1999      September 30, 1998        June 30, 1998
                                             ---------------------   ---------------------   --------------------
                                                          Weighted                Weighted               Weighted
                                                           Average                 Average                Average
                                               Number     Exercise     Number     Exercise     Number    Exercise
                                             of Options    Price     of Options    Price     of Options   Price
                                             ----------    -----     ----------    -----     ----------   -----
    Outstanding, beginning of period          6,271,458    $0.11      5,651,458    $0.12       787,146    $0.92
    Granted                                   1,525,000     0.81        620,000      .10     5,346,479     0.10
    Canceled                                     30,000     0.11             --       --       482,167     1.25
    Exercised                                 2,595,000     0.10             --       --            --       --
                                             ----------               ---------              ---------
    Outstanding                               5,171,458     0.34      6,271,458     0.11     5,651,458     0.12
    Eligible for exercise, end of period      4,901,458     0.31      6,271,458     0.11     5,651,458     0.12
    Weighted average fair value of options
     granted during the year                         --     0.81             --     0.10            --     0.10


                       ENTERTAINMENT DIGITAL NETWORK, INC.

                                  ------------

14. Stock Compensation Plans, continued

    The  following  table   summarizes   information   regarding  stock  options
    outstanding at September 30, 1999:

                              Weighted        Weighted       Number      Average
    Exercise     Number       Average         Average      Exercisable  Exercise
     Price    Outstanding  Remaining Life  Exercise Price  at 9/30/99    Price
     ------   -----------  --------------  --------------  ----------    -----
    $1.250        74,500     2.1  years       $1.250          74,500     $1.250
     1.000     1,195,000     4.5  years        1.000       1,000,000      1.000
     0.145       800,000     4.0  years        0.145         800,000      0.145
     0.110       260,479     2.0  years        0.110         245,479      0.110
     0.100     2,841,479     4.5  years        0.100       4,781,479      0.100
               ---------                                   ---------
               5,171,458                                   6,901,458
               =========                                   =========

15. Supplemental Cash Flow Information

    The following table presents additional cash flow information for the year ended September 30, 1999, the three months ended September 30, 1998, and the year ended June 30, 1998:

                                        September 30,   September 30,   June 30,
                                            1999           1998           1998
                                          -------        -------        --------
    Interest paid                         $22,773        $ 3,317        $ 97,193
    Income taxes paid                       7,434             --           2,400
    Assets and lease obligations
     capitalized                               --         15,974              --
    Common Stock issued for consulting
     services                                  --             --         421,244
    Common Stock issued for settlement
     of note and accrued interest              --             --         375,000
    Stock option-related compensation      50,489             --              --

16. Segment Information

    The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," as of September 30, 1999. SFAS No. 131 establishes reporting standards for an enterprise's operating segments and related disclosures about its services, geographic areas and major customers.

    The Company's operations involve developing and marketing integrated audio and video production applications for the entertainment industry. As such, the Company has a single reportable segment, digital communications. The Company's management relies on an internal management accounting system that presents various data for management to run the business. Company management makes financial decisions and allocates resources based on the information it receives from this internal system.

                       ENTERTAINMENT DIGITAL NETWORK, INC.

                                  ------------

16. Segment Information, continued

    All material balances related to Company sales, primary business activities, and location of property, plant, and equipment are within the United States. For the year ended September 30, 1999, the three months ended September 30, 1998, and the year ended June 30, 1998, no single customer accounted for 10% or more of the Company's net sales.

17. Year 2000

    Because many computer systems use only two digits to record the year in date field, such systems may not be able to accurately process dates including the year 2000 and after.

    The Company has taken measures to prepare itself for this uncertainty. The cost of this compliance effort has been expensed as incurred and funded by cash flows from operations. It is, however, difficult to assess with any accuracy the degree to which the Company's vendors and customers have also prepared themselves or the degree to which this issue may potentially affect the Company's future operations.


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's accountants regarding accounting and financial disclosure.

PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following sets forth the names, ages and current positions with the Company held by Directors, Executive Officers and significant employees, together with the year such positions were assumed. Tom Kobayashi, the Chief Executive Officer, and David Gustafson, President and Chief Operating Officer, are brothers-in law. Other than as described in the preceding sentence, there is no immediate family relationship between or among any of the Directors, Executive Officers or significant employees. We are not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.

Randy S. Selman, age 43, has served as the Chairman of the Board of Directors of EDN since July 1998. Mr. Selman also has served as the Chief Executive Officer, President, and Chairman of the Board for VDC since its inception in May 1993, and since September 1996, as VDC's acting Chief Financial Officer.

Brian K. Service, age 51, has served on the Board of Directors and presides over the Audit and Remuneration Committees of the Board of Directors since 1998. Mr. Service is an international business consultant with clients in North and South America, the United Kingdom, Asia, Australia and New Zealand. Mr. Service has served as a member of the Board of Directors and on the Audit and Compensation Committees of VDC since July 1997. In addition to becoming a Director in 1998, Mr. Service was appointed the CFO and Secretary of Travel Dynamics in 1999. Effective September 15, 1999, Mr. Service was appointed CEO of 3D Systems, Inc., a publicly traded company.

Tom Kobayashi, age 70, has served as a Director and Chief Executive Officer of EDN from 1992 to present. Mr. Kobayashi also has served on the Executive Committee of EDN since August 1998. From June 1992 to July 1998, Mr. Kobayashi served as the Chairman of the Board of Directors of EDN. Mr. Kobayashi is a member of the American Engineering Society, the Society of Motion Picture and Television Engineers (SMPTE), the Society of Professional Audio Recording Studios (of which he has been a member of the Board of Governors for over twelve years), the Academy of Motion Picture Arts and Sciences and the Academy of Television Arts and Sciences.

David Gustafson, age 53, has served as a Director of the Company since 1992. He has held his current position on the Executive Committee of EDN since August 1998. He has occupied his current positions as the President, Secretary and Chief Operating Officer of EDN since March 1996, and previously served as Vice President, Marketing and Sales, from July 1992 to March 1996.

Eric Jacobs, age 52, has been a member of the Board of Directors since December 1998. He has served on the Board of Directors of Visual Data Corporation since July 1997 and has served as Secretary since February 1999. From March 1996 until August 1997, Mr. Jacobs was Vice President and General Manager of VDC's wholly owned subsidiary, HotelView Corporation and thereafter he has served as Vice President and General Manager of their wholly owned subsidiary, ResortView Corporation. Since 1976, Mr. Jacobs has served as the Chairman of the Miami Beach Visitor and Convention Authority and since September 1995 as Chairman of the Greater Miami and the Beaches Hotel Association. Since 1972, Mr. Jacobs has been a member of Miami Beach Chamber of Commerce and has served as its Chairman since September 1996.

Alan M. Saperstein, age 40, has served as a Director and on the Remuneration Committee of the Board of Directors since 1998. Mr. Saperstein also has served as the Executive Vice President, Treasurer and a director of VDC since its inception in May 1993. Mr. Saperstein also provides consulting services for corporations that have set up their own sales and training video departments.

Tom Scott, age 55, has served as the Vice-President and Chief Technology Officer of the Company since 1992. Mr. Scott is active in numerous professional organizations and standards committees, including the Audio Engineering Society, Society of Motion Picture and Television Engineers, the Society of Professional Audio Recording Studios, the National Academy of Recording Arts and Sciences, and the Academy of Motion Picture Arts and Sciences. He currently chairs the Audio subcommittee for the Digital Cinema committee of the SMPTE.

Employment Contracts

We maintain employment contracts with key management and employees as listed below. All referenced contracts contain identical non-competition provisions:

Name, Title                        Date of Agreement            Expiration Date
-----------                        -----------------            ---------------
Tom Kobayashi, CEO                 September 1, 1995           December 31, 2000

David Gustafson, President COO     September 1, 1995           December 31, 2000
Tom Scott, VP Engineering          September 1, 1995           December 31, 2000

Each contract provides that for the period following the date of the employment agreement, the employee will not, directly or indirectly, within any county, city or part thereof and other areas in the United States of America (collectively, the "Locations"), so long as the Company continues to be engaged in the same or similar business or activity (the "Business") in such Location:
(i) own, manage, operate, control, or be connected in any manner with the ownership, management, operation or control of any person or entity that engages in the same or similar type of Business as the Business or engages in a business competitive with the Business (a Competitive Business), which includes but is not limited to, acting as a director, officer, agent, employee, consultant, partner or stockholder of a Competitive Business; (ii) engage in any activity which is the same as, similar to or in competition with the Business; (iii) interfere with, disrupt or attempt to disrupt the business relationship, contractual, employment or otherwise, between the Company and any customer or prospective customer, supplier, lessee or employee of the Company, including without limitation the customers and suppliers of the Business prior to the date of the employment agreement; (iv) solicit employment for or of employees of the Company or induce any employee to leave the employ of the Company; (v) lend or allow his name or reputation to be used by or in connection with any Competitive Business; or (vi) otherwise allow his skill, knowledge or experience to be used in or by any Competitive Business.

Each employment agreement provides that the employee may invest in up to 5% of the shares of any public corporation without violating the non-competition provisions. Such non-competition provisions will survive the termination of the employment agreement, excepting: (a) the employee exercises his right to terminate the employment agreement upon a sale or transfer of substantially all of the assets of the Company, or a change in control of the Company, (b) when the Company exercises its right to terminate the employment agreement upon 30 days written notice, or (c) the Company breaches the employment agreement and fails to cure such breach within thirty (30) days of receipt of written notice thereof. A court applying California law may decline to enforce (or may partially enforce) these non-competition provisions.

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

All of these filing requirements were satisfied by its Officers and Directors and ten percent (10%) holders, except the following: prior to the VDC Transaction, (See Part I, Item 1 - Description of Business - Subsidiaries - Investment by Visual Data Corporation) Charles Clark, a Director from July 7 1997 to April 2, 1998, and John Wampler, a 10% holder by definition of Section 16, failed to file with the Commission, on a timely basis, an Initial Statement of Beneficial Ownership of Securities on Form 3. Additionally, Mr. Clark may have failed to file on a timely basis subsequent Statements of Changes in Beneficial Ownership on Form 4. In making these statements, the Company has relied on the representation of its Directors and Officers or copies of the reports that they have filed with the Commission. Due to an administrative oversight Messrs. Selman, Saperstein, Service and Goodman failed to file on a timely basis an Initial Statement of Beneficial Ownership of

Securities on Form 3, and subsequent Statements of Changes in Beneficial Ownership on Form 4. As of the date of this report, these forms have been filed.

ITEM 10 EXECUTIVE COMPENSATION

The following table sets forth information concerning all annual compensation paid to our Chief Executive Officer and each of the two highest paid persons other than the Chief Executive Officer who were officers or directors for the fiscal year ended September 30, 1999:


Name and title of individual                                         Additional
  or identity of group                 Year     Salary       Bonus  remuneration
  --------------------                 ----     ------       -----  ------------
Tom Kobayashi                          1999    $132,708 (1)   --        --
Chief Executive Officer                1998     131,000
and Director                           1997     132,000


David Gustafson                        1999    $131,831 (2)   --        --
President and Chief Operating Officer  1998     131,000
and Director                           1997     139,000

Tom Scott                              1999    $111,403 (3)   --        --
Vice-President,                        1998      90,000
Chief Technology Officer               1997      94,000

                                       1999    $375,942       --        --
                                       1998     352,000
Total of Above                         1997     365,000

(1)  Mr.  Kobayashi  has an  Employment  Agreement  with the  Company,  expiring
     December  2000,   with  a  base  salary  of  $11,666  per  month.  FY  1999
     compensation includes $6,000 of auto allowance.

(2)  Mr.  Gustafson  has an  Employment  Agreement  with the  Company,  expiring
     December  2000,   with  a  base  salary  of  $11,333  per  month.  FY  1999
     compensation includes $6,000 of auto allowance.

(3) Mr. Scott has an Employment Agreement with the Company that provides for a three-and-one-half-year term expiring December 2000, with a base salary of $10,000 per month.

With the exception of Mr. Service, who has a one-year consulting contract under which he receives $9,000 per month, Directors of the Company do not receive any compensation for their services as directors. They receive reimbursement from the Company for reasonable out-of-pocket travel expenses incurred in connection with attending director meetings in person.

Stock Options

As a result of the recapitalization, these options were converted into options to purchase Common Stock at a conversion of .87495 per share for each Company share, resulting in 230,479 options outstanding on September 30, 1999 at a price of $.11 per share. These fully vested options expire on September 29, 2000. There were no options exercised during the period.

Our initial nonqualified option plan was terminated as of April 3, 1998. At that time, the Board of Directors of the Company adopted and approved the Company's 1998 Stock Option Plan (the "Plan") for its employees, board members and certain other consultants in order to motivate them to maintain their commitment to the Company. Options under this Plan may be either Incentive Stock Options or Nonstatutory Stock Options and may be exercised no later than five (5) years from the date of their grant. The Board of Directors of the Company administers the Plan. The Board has directed the officers of the Company to reserve three million (3,000,000) shares of Common Stock for issuance upon exercise of options granted pursuant to the Plan. As of September 30, 1999, we had granted options under the Plan to purchase a total of 2,041,500 shares of Common Stock at a price of $.10 per share. There were 1,297,500 options exercised during fiscal year ended September 30, 1999. The Plan is currently subject to the approval of EDN's shareholders at its upcoming annual shareholders' meeting.

Other than as discussed herein, we do not have any pension, profit sharing, stock bonus, or other benefit plans. In addition, we make available certain non-monetary benefits to its executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance. The Company considers such benefits to be ordinary and incidental business costs and expenses.

The following table sets forth certain information concerning the granting of stock options during the fiscal year ended September 30, 1999 to each of the named Executive Officers:


                 Shares of Common    % of Total Options
                 Stock Underlying   Granted to Employees   Exercise   Expiration
Name             Options Granted       in Fiscal Year        Price       Date
----             ---------------       --------------        -----       ----
Tom Kobayashi        120,000                8%               $1.00      3/19/04
David Gustafson      120,000                8%               $1.00      3/19/04
Tom Scott            120,000                8%               $1.00      3/19/04
                     -------
Total                360,000
                     =======
There were no options exercised during the fiscal year.

ITEM 11 SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

 The following table sets forth information, as of September 30, 1999, regarding shares of Common Stock (a) held of record and (b) that the named owner has the right to acquire within sixty days from options, warrants, rights, conversion privilege or similar obligations by: (i) officers or directors; (ii) all officers and directors as a group; and (iii) each shareholder who owns more than 5% of any class of our securities, including those shares subject to outstanding options and warrants. Unless indicated otherwise, each shareholder exercises sole voting and investment power with respect to shares owned.

                                              Amount Owned or
 Title         Name and Address               Right to Acquire       Percent
of Class         of Owner                      Within 60 Days      of Class(1)
--------         --------                      --------------      -----------
Common        Tom Kobayashi                        932,474(2)            4%
              One Union Street
              San Francisco, CA 94111

Common        David Gustafson                      558,684(3)            2%
              One Union Street
              San Francisco, CA 94111

Common        Tom Scott                            542,802(4)            2%
              One Union Street
              San Francisco, CA 94111

Common        Randy Selman                         300,000(5)            1%
              1291 SW 29th Avenue
              Pompano Beach, FL 33069

Common        Alan Saperstein                      300,000(6)            1%
              1291 SW 29th Avenue
              Pompano Beach, FL 33069

Common        Brian Service                        300,000(7)            1%
              One Union Street
              San Francisco, CA 94111

Common        Eric Jacobs                          350,000(8)            2%
              1291 SW 29th Avenue
              Pompano Beach, FL 33069

Common        Visual Data                       11,775,648              51%

Common        All officers and directors as      3,283,960              14%
                a group

(1) Based upon 23,186,398 shares of Common Stock issued and outstanding as of September 30, 1999.
(2)  Includes right to acquire 232,426 shares within 60 days from options.
(3)  Includes right to acquire 547,923 shares within 60 days from options.
(4)  Includes right to acquire 127,917 shares within 60 days from options.
(5) Includes right to acquire 300,000 shares within 60 days from options, excludes VDC shares.
(6) Includes right to acquire 300,000 shares within 60 days from options, excludes VDC shares.
(7) Includes right to acquire 300,000 shares within 60 days from options, excludes VDC shares.
(8) Includes right to acquire 350,000 shares within 60 days from options, excludes VDC shares.


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

As payment for Century's services, the consulting agreement provided that EDN would grant to Mr. Onggara, an investor in Century, and a shareholder of the Company holding an aggregate of 100,000 shares of Common Stock, an option to purchase 1,000,000 shares of the Common Stock of any publicly traded entity into which EDN would merge, at $1.25 per share, which option shares would be registered immediately by EDN with the SEC on Form S-8. Management does not believe that such a registration is legally possible due to the fact that Mr. Onggara is not an employee of EDN. On August 20, 1997, we provided warrants for 1,000,000 shares of EDN's Common Stock at $1.25 per share as part of a negotiated settlement of Mr. Onggara's outstanding loan to EDN of $340,000. (See Short-Term Loans from Officers, Directors and Shareholders in Item 12).

Liviakis Financial Communications, Inc. Pursuant to a Consulting Agreement, dated as of January 12, 1996, between EDN and Liviakis, Liviakis agreed to provide public relations consulting services to EDN for a term of one year ending on January 11, 1997. As payment for its services, Liviakis received 390,000 unregistered shares of Common Stock from us. At the end of the term of the consulting agreement, Liviakis could demand that we use its best efforts to register such shares with the Securities and Exchange Commission. Pursuant to an additional Consulting Agreement effective as of January 12, 1997, between EDN and Liviakis, Liviakis agreed to provide consulting services to the Company for a term of one year ending on January 2, 1998. As payment for its services, Liviakis received 490,000 shares of Common Stock. At the end of the term of the consulting agreement, Liviakis was to have the same demand registration rights to register such shares with the SEC as given to investors in a private placement offering by EDN of Common Stock in December, 1996. On September 18, 1997, Liviakis resigned as EDN's investor relations consultant.

Morgan Fuller Capital Group L.L.C. Pursuant to engagement letters dated May 20, June 25, June 28, June 28, November 19 and November 21, 1996, we retained Morgan Fuller to provide investment banking services to and raise capital for EDN. As of October 10, 1997, EDN had: (i) granted Morgan Fuller 250,000 Warrants at an exercise price of $6.37 per share for general investment advisory services; (ii) delivered the Company's Senior Secured Notes payable to Morgan Fuller in the aggregate principal amount of $1,000,000 (for resale to investors); (iii) paid Morgan Fuller a loan fee of five percent (5%) of the amount of the Senior Secured Notes; and (iv) granted Morgan Fuller warrants to purchase 39,255 shares of Common Stock at an exercise price of $4.25 and warrants to purchase 25.205 shares of Common Stock at an exercise price of $3.69 in connection with the sale of participation in the notes (the "Participation"). The June 28, 1996 engagement letter provides that in the event that we fail to proceed with a subsequent Regulation S financing, the Company is obligated to pay to Morgan Fuller a cash fee of $140,000 and $200,000 in Warrants to purchase Common Stock at an exercise price equal to the lesser of: (i) $3.00; or (ii) sixty percent (60%) of the average closing bid price of the Common Stock during a consecutive ten (10) day period immediately preceding the issuance date of the Warrants. In connection with the extension of the Participation, we agreed to pay to Morgan Fuller a cash fee of one and one-half percent (1.5%) of the amount of the Senior Secured Notes and granted Morgan Fuller three-year warrants to purchase 55,970 shares of Common Stock at an exercise price of $2.68. In connection with a Loan Modification Agreement effective June 30, 1997, we amended our agreement with Morgan Fuller and agreed to re-price the warrants held by Morgan Fuller to $1.50.

On June 20, 1998, Morgan Fuller agreed to accept 75,000 shares of VDC stock at $3.75 per share, and warrants to purchase 50,000 shares of VDC stock at $2.74 per share, totaling $418,250, in consideration of forgiving the balance of the debt remaining to Morgan Fuller, totaling $331,750. Additionally, the EDN warrants held by Morgan Fuller and the noteholders were re-priced at the exercise price of $.25 per share.

Consulting Agreement with Charles W. Clark. On June 30, 1997, we entered into a consulting agreement with Mr. Clark, pursuant to which Mr. Clark agreed to serve the Company in advising and assisting in the structuring of debt and liabilities, joint venture, acquisitions or merger partners, business development and developing long term financial plans. We agreed to pay Mr. Clark for re-structuring and re-organizing our senior notes and debts on the balance sheet 400,000 shares of Common Stock. These shares were issued to Mr. Clark and registered with the Securities and Exchange Commission under a Form S-8 registration on July 25, 1997. This agreement was mutually terminated as of November 17, 1997. Charles Clark was elected to the Board of Directors of EDN, Inc., on July 7, 1997. On April 2, 1998, Charles W. Clark submitted his resignation as a director of EDN, Inc.

Consulting Agreement with B.K. Service International Business Consultancy. On July 1, 1998, we entered into a consulting agreement with Mr. Service, pursuant to which Mr. Service agreed to serve EDN in preparing SEC filings, corporate governance, financial planning, cash management, and investor relations. We have renewed the annual contract for $9,000 per month. The term of this renewal is for one year.

Consulting Agreement with Mackenzie Shea Inc. On June 16, 1998, we entered into an agreement with Mackenzie Shea, Inc. ("MSI"), pursuant to which MSI introduced EDN to Visual Data Corporation and assisted in effecting the closing of the VDC Purchase Agreement. We agreed to compensate MSI for its services in a lump sum of $66,000. MSI also received warrants to purchase an aggregate of 750,000 shares of Common Stock at a per share price of $0.145. These warrants were exercised in May, 1999.

Short-Term Loans from Officers, Directors and Shareholders

Several of the officers and directors of EDN have made short term loans to the Company, pursuant to promissory notes, each providing for maturity ninety days after the date thereof and simple interest of 6% on unpaid principal. Such promissory notes are overdue. Mr. Kobayashi made loans in the aggregate amount of $36,000, as evidenced by promissory notes dated from June 11, 1993 to February 10, 1994. As of September 30, 1999, unpaid principal (excluding interest) of $24,000 was due on Mr. Kobayashi's notes. Mr. Scott, the Vice
President and Chief Technology Officer of EDN, made loans in the aggregate amount of $43,050, as evidenced by promissory notes dated from August 6, 1993 to June 12, 1995. As of September 30, 1999, unpaid principal (excluding interest) of $16,500 was due on Mr. Scott's notes. Each of these individuals has agreed not to declare default under these notes for an indefinite period and to accept repayment by the Company at a future date.

Mr. Onggara has made three loans to the Company in the aggregate amount of $425,000, pursuant to: (a) a promissory note in the principal amount of $250,000 dated February 8, 1996 with a maturity date of August 8, 1996; (b) a promissory note in the principal amount of $100,000 dated April 18, 1996 with a maturity date of October 18, 1996; and (c) a promissory note in the principal amount of $75,000 dated May 20, 1996 with a maturity date of November 20, 1996. All such promissory notes provide for interest of 7% on unpaid principal and are secured by a subordinate security interest in the accounts receivable, chattel paper, accounts and certain other assets of EDN. In August 1996, we made aggregate principal payments of $120,000 to Mr. Onggara on the first note. Mr. Onggara has verbally agreed to extend the maturity date of such notes for an indefinite period and to accept repayment by EDN at a future date, and advanced $35,000 to the Company under the first note. On August 20, 1997, an agreement was reached with Mr. Onggara whereby the $340,000 in outstanding principal owed to Mr. Onggara, plus accrued interest of $35,000, was converted to shares of EDN Common Stock at $.375 per share, resulting in 1,000,000 shares. EDN addressed an unresolved commitment of options by issuing 1,000,000 warrants priced at $1.25 each. The warrants are convertible over 3 years and are transferable and divisible.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

 Exhibit No.       Type of Exhibit
 -----------       ---------------

   (10)            Material Contracts.

                   (a) Form 8-K dated November 5, 1998 to report change in fiscal year. PREVIOUSLY FILED.

                   (b) Form 8-K dated December 4, 1998 and amended Form 8-K/A dated December 11, 1998 to report the sale of EDN's wholly owned subsidiary Internet Business Solutions, Inc. PREVIOUSLY FILED.

                   (c) Form 8-K dated February 23, 1999 to report name change from EDnet, Inc. to Entertainment Digital Network, Inc. This form also reported the change in domicile from Colorado to Delaware. PREVIOUSLY FILED.

                   (d) Form S-3 dated April 30, 199, a prospectus for 2,900,439 shares of Common Stock in anticipation of the exercise of previously issued warrants, and as amended at May 12, 1999. PREVIOUSLY FILED.

   (27)            Financial Data Schedule. FILED HEREWITH.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entertainment Digital Network, Inc.

(Registrant)

Date: December 29, 1999                By: /s/ Tom Kobayashi
                                          --------------------------------------
                                          Tom Kobayashi, Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: December 29, 1999                By: /s/ Tom Kobayashi
                                          --------------------------------------
                                          Tom Kobayashi, Chief Executive Officer
                                          and Director

Date: December 29, 1999                By: /s/ David Gustafson
                                          --------------------------------------
                                          David Gustafson,President, Chief
                                          Operating Officer and Director


Date: December 29, 1999                By: /s/ Brian Service
                                          --------------------------------------
                                          Brian Service, Director


Date: December 29, 1999                By: /s/ Randy Selman
                                          --------------------------------------
                                          Randy Selman,
                                          Chairman of the Board of Directors