Form 10QSB
period 1999-12-31
ENTERTAINMENT DIGITAL NETWORK INC/DE
filed 2000-02-14
CIK 1004233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarterly period ended DECEMBER 31, 1999
                                                               -----------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACTS

                 For the transition period from ______________ to ______________

                        Commission file number 000-21659
                                               ---------------------------------


                       ENTERTAINMENT DIGITAL NETWORK, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


Delaware                                                              94-3173300
-------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                One Union Street, San Francisco, California 94111
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (415) 274-8800
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 23,201,398 shares of Common Stock at December 31, 1999

Transitional Small Business Disclosure Format (Check one): Yes    No X
                                                              ---   ---

Part I. FINANCIAL INFORMATION

                                                 Entertainment Digital Network, Inc.
                                                     CONSOLIDATED BALANCE SHEETS
                                           As of December 31, 1999 and September 30, 1999

                                     ASSETS                                                        12/31/99              09/30/99
                                                                                                  (Unaudited)            (Audited)
                                                                                                  -----------           -----------
CURRENT ASSETS
        Cash                                                                                      $   150,839           $   282,862
        Accounts receivable, net of allowance for doubtful accounts of $15,108 and $18,453 at December 31, 1999 and
          September 30, 1999, respectively                                                            783,395               713,452
        Accounts and interest receivable - related party                                                9,661                32,698
        Accounts receivable, escrow                                                                    50,000                50,000
        Inventories, net                                                                              976,909               576,433
        Prepaid expenses                                                                               42,177                45,952
        Other current assets                                                                            3,238                 2,500
                                                                                                  -----------           -----------

          TOTAL CURRENT ASSETS                                                                    $ 2,016,219           $ 1,703,897
                                                                                                  -----------           -----------

Property and equipment, net                                                                           429,275               385,698
Other assets                                                                                            7,659                 5,254
                                                                                                  -----------           -----------

        TOTAL ASSETS                                                                              $ 2,453,153           $ 2,094,849
                                                                                                  ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable                                                                          $ 1,191,498           $   628,959
        Accrued expenses                                                                              217,685               225,374
        Notes payable - related party                                                                 290,500               290,500
        Current portion of capital lease obligations                                                    8,475                11,580
                                                                                                  -----------           -----------

          TOTAL CURRENT LIABILITIES                                                                 1,708,158             1,156,413
                                                                                                  -----------           -----------

        Capital lease obligations                                                                       2,568                 4,045
                                                                                                  -----------           -----------

        TOTAL LIABILITIES                                                                           1,710,726             1,160,458
                                                                                                  -----------           -----------

STOCKHOLDERS' EQUITY
        Common Stock; par value $0.001 per share
          Authorized 50,000,000 shares; 23,201,398 and 23,186,398
           issued and outstanding at December 31, 1999 and
           September 30, 1999, respectively                                                            22,521                22,506
        Capital paid in excess of par value of Common Stock                                         7,502,876             7,501,391
        Secured note receivable                                                                      (250,000)             (283,746)
        Unearned compensation                                                                         (38,044)              (45,511)
        Accumulated deficit                                                                        (6,494,926)           (6,260,249)
                                                                                                  -----------           -----------

        TOTAL STOCKHOLDERS' EQUITY                                                                    742,427               934,391
                                                                                                  -----------           -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 2,453,153           $ 2,094,849
                                                                                                  ===========           ===========

                                        The accompanying notes are an integral part of these
                                                 consolidated financial statements.

                                                 Entertainment Digital Network, Inc.
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                         For the Three Months ended December 31, 1999 & 1998

                                                                                                  1999                     1998
                                                                                               (Unaudited)             (Unaudited)
                                                                                               ------------            ------------
Revenue:
       Usage & hosting fees                                                                    $    426,818            $    413,395
       Equipment sales                                                                              347,187                 244,521
       Installation and monthly fees                                                                185,515                 155,371
       Webcasting                                                                                   171,842                    --
       Rental fees                                                                                   27,133                  18,090
       Web design and consulting                                                                       --                   191,661
       Other                                                                                          2,811                   4,520
                                                                                               ------------            ------------
                                                                                                  1,161,306               1,027,558

Cost of sales                                                                                       942,290                 704,882
                                                                                               ------------            ------------

           Gross Profit                                                                             219,016                 322,676

Sales and marketing expenses                                                                        115,237                 136,841
General and administrative expenses                                                                 336,906                 279,732
                                                                                               ------------            ------------
                                                                                                    452,143                 416,573
           Loss from operations before other income (expenses)
             and provision for income taxes                                                        (233,127)                (93,897)
                                                                                               ------------            ------------

Other income:
       Interest income                                                                                8,171                   5,644
       Interest expense                                                                              (9,721)                 (6,142)
       Gain on sale of subsidiary assets                                                               --                   663,530
                                                                                               ------------            ------------

           Total other income (expense), net                                                         (1,550)                663,032
                                                                                               ------------            ------------

           Income (loss) before provision for income taxes                                         (234,677)                569,135
           Income taxes                                                                                --                     4,000
                                                                                               ------------            ------------
           Net income (loss)                                                                       (234,677)                565,135
                                                                                               ------------            ------------

       Basic income (loss) per share:
           Net income (loss)                                                                          (0.01)                   0.03
       Diluted income (loss) per share:
           Net income (loss)                                                                          (0.01)                   0.02

       Weighted-average number of shares outstanding                                             23,188,898              16,761,836
       Effect of dilutive stock options and warrants                                                                     11,886,878
                                                                                               ------------            ------------
                                                                                                 23,188,898              28,648,714
                                                                                               ============            ============

                                        The accompanying notes are an integral part of these
                                                 consolidated financial statements.

                                                 Entertainment Digital Network, Inc.
                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                        for the Three Months ended December 31, 1999 and 1998

                                                                                                  12/31/99               12/31/98
                                                                                                 (Unaudited)            (Unaudited)
                                                                                                 -----------            -----------
Cash flows from operating activities:
         Net (loss) income                                                                          (234,677)           $   565,135

         Adjustments to reconcile net loss to
            cash used in operating activities:

              Depreciation and amortization                                                           34,703                 53,195
              increase in reserve for bad debt                                                         3,750                   --
              Noncash compensation expenses                                                            7,467                   --
              Gain from sale of assets - IBS                                                            --                 (663,530)
              (Increase) decrease in accounts receivable                                             (50,656)                49,418
              Increase in inventory                                                                 (400,476)               (26,763)
              Decrease (increase) in prepaid expenses and other assets                                   632                (67,479)
              Increase (decrease) in accounts payable and accrued expenses                           554,850               (222,558)
                                                                                                 -----------            -----------

              Net cash (used) in operating activities                                                (84,407)              (312,582)
                                                                                                 -----------            -----------

Cash flows from investing activities:

         Purchase of property and equipment                                                          (78,280)                (4,220)
         Proceeds from sale of assets                                                                   --                1,000,000
                                                                                                 -----------            -----------

              Net cash (used) provided by investing activities                                       (78,280)               995,780
                                                                                                 -----------            -----------

Cash flows from financing activities:

         Principal payments on debt                                                                     --                 (158,214)
         Repayment on settlement of claim in equity                                                     --                  (50,000)
         Payments on capital leases                                                                   (4,582)                (3,981)
         Proceeds from exercise of stock options/warrants                                              1,500                   --
         Proceeds from Secured Note Receivable                                                        33,746
                                                                                                 -----------            -----------

              Net cash provided (used) by financing activities                                        30,664               (212,195)
                                                                                                 -----------            -----------


                  Net (decrease) increase in cash                                                   (132,023)               471,003

Cash at beginning of period                                                                      $   282,862                 88,470

Cash at end of period                                                                            $   150,839            $   559,473
                                                                                                 ===========            ===========

                                        The accompanying notes are an integral part of these
                                                 consolidated financial statements.

                          ENTERTAINMENT DIGITAL NETWORK
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Presentation

The interim, condensed, consolidated financial statements of Entertainment Digital Network, Inc. (the "Company") included herein have been prepared in conformity with generally accepted accounting principles. The principles applied are consistent in all material respects with those used in the Company's Annual Report on Form 10-KSB for the period October 1, 1998 to September 30, 1999. The interim financial statements are unaudited but reflect all normal adjustments which are, in the opinion of management, necessary to provide fair, condensed, consolidated balance sheets, statements of operations and cash flows for the interim periods presented. The interim financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-KQSB for the period October 1, 1998 to September 30, 1999.

2. Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Entertainment Digital Network, Inc., a California corporation (EDN). Material inter-company transactions and balances have been eliminated. Visual Data Corporation, a Delaware corporation based in Pompano Beach, Florida ("VDC"), owns 51% of the voting securities of the Company.

3. Earnings per Share

Basic earnings (loss) per share are computed using the weighted-average number of shares of Common Stock outstanding during the periods. Diluted earnings per share are computed using the weighted-average number of common shares and common share equivalents outstanding during the period. The computation of net income
(loss) per share was as follows:

                                          Income (Loss)   Shares      Per Share
                                          (Numerator)  (Denominator)    Amount
                                          -----------  -------------  ----------
Three months ended December 31, 1999:
 Basic income (loss)per share              $ (234,677)   23,188,898   $  (0.01)
 Effect of dilutive stock
  Options and warrants                           --            --      --
                                           ----------    ----------   ----------
Diluted income (loss) per share            $ (234,677)   23,188,898   $  (0.01)
                                           ==========    ==========   ==========


                                          Income (Loss)   Shares      Per Share
                                          (Numerator)  (Denominator)    Amount
                                          -----------  -------------  ----------
Three months ended December 31, 1998:
 Basic income (loss)per share              $  565,135    16,761,836   $   0.03
 Effect of dilutive stock
  Options and warrants                           --      11,886,878    --
                                           ----------    ----------   ----------
Diluted income (loss) per share            $  565,135    28,648,714   $   0.02
                                           ==========    ==========   ==========

At December 31, 1999 options and warrants, for the purchase of 7,127,668 shares of Common Stock at prices ranging from $0.10 to $1.25 per share were antidilutive and therefore not included in the computation of diluted earnings per share.

4. Secured Note Receivable - Related Party

A note receivable with face value of $283,746 due from VDC is part of the payment resulting from VDC's purchase of 8,563,417 shares of the Company's Common Stock. The acquired Common Stock and a second mortgage secure the note. Principal payment of $56,749 plus interest is due annually commencing July 1, 1999 until July 1, 2003; the note bears a fixed interest rate of 7% per annum. A principal payment of $33,746 and an interest payment of $25,467 had been received as of December 31, 1999.

As of December 31, 1999, the Company recognized interest revenue of $4,992 on the VDC note receivable. At December 31, 1999 VDC owed the Company $27,403 for the purchase of equipment and $4,992 of accrued interest on the note receivable. Expenses paid by VDC offset this receivable. VDC has paid $19,262 for travel expenses and $41,862 for directors' and officers' insurance premiums.

5. Sale of Subsidiary

On December 11, 1998, the Company completed the sale of substantially all of the assets of the Company's wholly-owned subsidiary Internet Business Solutions, Inc. ("IBS"), a California corporation, to Enterprise Communications Consulting, Inc., a Washington Corporation ("Buyer"), a wholly-owned subsidiary of Attachmate Corporation of Bellevue, Washington. The transaction was completed for a total of $1,000,000, of which $100,000 was deposited into an escrow account. The balance is to be released in full to the Company in increments upon the termination of the statute of limitations governing certain potential claims against IBS or the Buyer connected with the disposition of IBS's assets, or upon the earlier agreement of the Buyer. Pursuant to the sales agreement, $50,000 was to be disbursed in June 1999 and the remaining balance of $50,000 to be paid in December 1999. The company received the first payment of $50,000 on July 8, 1999.

6. Notes Payable - Related Parties

On May 17, 1999, a Promissory Note in the amount of $250,000 was executed between the Company and Eric Jacobs, a member of the Company's and VDC's Board of Directors. These funds are used for purchasing inventory.

Notes payable-related party consist of the following:

                                                              Dec 31,  Sep 30,
                                                              1999       1999
                                                           ---------   ---------
Note payable to Eric Jacobs, a director of VDC and EDN,
principal of $250,000 at 12% interest. The principal
balance is due on demand. Accrued interest payable as
of December 31, 1999 is $1,151.                            $ 250,000   $ 250,000

Notes payable to officers, at 6% interest,
uncollateralized. Accrued interest payable as of
December 31, 1999 is $2,430. Notes are due on demand.      $  40,500   $  40,500
                                                           ---------   ---------

Total notes payable-related party                          $ 290,500  $  290,500
                                                           =========  ==========

7. Subsequent Events

Agreement with Telestream, Inc.

On January 21, 2000, we completed an Agreement with Telestream to become the Master Distributor of all of their Clip(TM)Mail Pro products in the United States for the entertainment and advertising community. We plan to add regional sales offices in Detroit, New York City and Atlanta in addition to Rep sales channels during the next quarter.

Receipt of Final Escrow Funds from the Sales of IBS

On January 6, 2000, we received the final payment of $50,000 plus interest from the sale of IBS.

Receipt of Equity Accounts Receivable from Visual Data Corporation

On January 25, 2000 we received $250,000 for the notes receivable due from Visual Data Corporation from the sale of 51% of the Company to VDC in June of 1998.

                       ENTERTAINMENT DIGITAL NETWORK, INC.
                            RESULTS OF OPERATIONS AND
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

RESULTS OF OPERATIONS

For the three months ended December 31, 1999, the Company's revenues increased to $1,161,306, compared to revenues of $1,027,558 in the comparable period last year. The Company has shown a significant increase in equipment sales revenue compared to the equivalent period in the previous year. This revenue increase is from the success of our new product line of video equipment. During the three months ended December 31, 1999, video equipment sales contributed $185,000 to total equipment revenue. This was partially offset by a decrease in the retail prices of the new audio equipment that are now being offered to our customers. The increase in revenue from installation and monthly fees is due to the increase in the number of network affiliates and also the installation of higher bandwidth lines for the new video products. The web design and consulting revenue was contributed solely by our former subsidiary, IBS. Webcasting, introduced in February 1999, has replaced 90% of the revenue loss from the sale of IBS. Rental income has also substantially increased over the previous period primarily due to the rental of the new video products.

Gross Profit decreased to $219,016 or 19% of sales, in the three months ended December 31, 1999 compared to $322,676 or 31% of sales, in the equivalent period last year. The decrease in gross profit is due to the lower gross profit of video equipment sales compared to the higher gross profit of web design and consulting. We offered discounts on the new video products to introduce the products into the production and entertainment industry. For the comparable period last year, our gross profit was higher due to the web design revenue, which has a higher gross profit margin than that of video equipment sales.

Operating expenses (including Sales & Marketing, and General & Administrative) increased to $452,143 in the three months ended December 31, 1999 from $416,573 in the equivalent period last year. The General and Administrative expenses have increased due to the costs associated with new product lines and the expansion of infrastructure. Sales and marketing expenses decreased primarily due to the reduction in the sales and marketing expense of IBS, which was sold in December 1998.

Interest income increased from $5,644 in the prior equivalent quarter to $8,171 in the quarter ending December 31, 1999. Interest expense increased from $6,142 for the quarter ended December 31, 1998 to $9,721 for the equivalent current year period. This increase is attributable to the interest charged on the larger note payable balances. Other income for the three months ended December 31, 1998 included the gain on the sale IBS in the amount of $663,530.

For the three months ended December 31, 1999, the Company incurred a net loss of $(234,677) or ($0.01) per share based on a weighted-average of 23,188,898 shares outstanding. This compares with a net profit of $565,135, or $0.02 per share based on a fully diluted weighted-average of 28,648,714 shares outstanding in the comparable period of the prior year. The net profit from the previous comparable period was primarily due to the sale of IBS.

In December 1998, we completed the sale of the assets of our subsidiary, Internet Business Solutions ("IBS") to Enterprise Communications Consulting, Inc., a private company located in Bellevue, Washington. It became apparent to the management and the Board of Directors of EDN that the web development services of IBS were being provided by our parent company, Visual Data
Corporation. This sale allowed EDN to focus all of its efforts on pursuing new products and services in the video market as well as webcasting on the Internet.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

We continue to expand our core audio networking services, which has now expanded to over 550 affiliates in the United States and Canada. The number of Grammy and Oscar recipients that use the audio network in the music and motion picture industry has increased annually.

In the past fiscal year, we entered into an agreement with PR Newswire and Visual Data Corporation to provide customers with live audio and video webcasting over the Internet.

In fiscal 1999, we announced an agreement with Telestream, the manufacturer of a high quality video delivery system, ClipMail(TM) Pro (which can send video over data networks using high-speed wide-band, Internet networks). We became the first OEM dealer for this video appliance. Since its launch at the National Association of Broadcasting trade show in Las Vegas, this appliance has been well accepted in the advertising, television and motion picture production and post-production market. We expect that this new product and service will become a significant part of growth in the Company's revenue stream in the coming year.

Financial Condition, Liquidity, and Capital Resources

At December 31, 1999, our accumulated deficit was $6,494,926 compared to an accumulated deficit of $6,260,249 for the prior quarter. Our accumulated deficit increased due to decreased profit margins and an increase in additional personnel. These new employees were added to support the two new products and services introduced in January and April of this calendar year. We had a net working capital of $308,061 compared to $547,484 for the quarter ended September 30, 1999. This decrease is due to higher inventory balances for the new video products.

We believe that we have sufficient working capital to fund our current plan of operation. In the event that the introduction of our new video networking and webcasting services accelerate at a greater pace than anticipated, we have a $250,000 Line of Credit available with Union Bank of California. We have additional financial resources available from our parent company, Visual Data Corporation.

Payment of Notes Payable to Company Officers

On January 11, 2000 the payment of $40,500 plus interest was paid to two officers of the Company for the demand notes that have been outstanding since June 1993.

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

PART II OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)      (27) Financial Data Schedule, filed electronically.
     (b)      Reports on Form 8-K: None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Entertainment Digital Network, Inc.
                                             -----------------------------------
                                                         (Registrant)


Date February 14, 2000                              By: /s/ Tom Kobayashi
     -----------------                              ----------------------------
                                                    Tom Kobayashi
                                                    Chief Executive Officer,
                                                    Principal Accounting Officer


Date February 14, 2000                              By: /s/David Gustafson
     -----------------                              ----------------------------
                                                    David Gustafson
                                                    Secretary