Form 10QSB
period 2000-03-31
ENTERTAINMENT DIGITAL NETWORK INC/DE
filed 2000-05-12
CIK 1004233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACTS

                 For the transition period from                to
                                                --------------    --------------
                           Commission file number            000-21659
                                                 -------------------------------


                       ENTERTAINMENT DIGITAL NETWORK, INC.
--------------------------------------------------------------------------------
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



State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 23,208,424 shares of Common Stock at March 31, 2000

Transitional Small Business Disclosure Format (Check one): Yes   No X
                                                              ---  ---

Part I. FINANCIAL INFORMATION

                                 Entertainment Digital Network, Inc.
                                     CONSOLIDATED BALANCE SHEETS
                             As of March 31, 2000 and September 30, 1999
                                            ASSETS                      03/31/00        09/30/99
                                                                       (Unaudited)     (Audited)
                                                                       -----------     -----------
CURRENT ASSETS
        Cash                                                           $   252,958     $   282,862
        Accounts receivable, net of allowance for doubtful accounts of $18,858 and $18,453 at March 31, 2000 and
          September 30, 1999, respectively                               1,108,887         713,452
        Accounts and interest receivable - related party                      --            32,698
        Accounts receivable, escrow                                           --            50,000
        Inventories, net                                                   896,704         576,433
        Prepaid expenses                                                    44,321          45,952
        Other current assets                                                  --             2,500
                                                                       -----------     -----------
          TOTAL CURRENT ASSETS                                         $ 2,302,870     $ 1,703,897
                                                                       -----------     -----------

Property and equipment, net                                                646,657         385,698
Other assets                                                                10,689           5,254
                                                                       -----------     -----------
        TOTAL ASSETS                                                   $ 2,960,216     $ 2,094,849
                                                                       ===========     ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable                                               $ 1,207,194     $   628,959
        Accounts payable - related party                                   102,731            --
        Accrued expenses                                                   284,914         225,374
        Line of credit                                                     100,000            --
        Note payable and advances - related parties                        572,597         290,500
        Current portion of capital lease obligations                         6,114          11,580
                                                                       -----------     -----------
          TOTAL CURRENT LIABILITIES                                      2,273,550       1,156,413
                                                                       -----------     -----------
        Capital lease obligations                                            1,043           4,045
                                                                       -----------     -----------
        TOTAL LIABILITIES                                                2,274,593       1,160,458
                                                                       -----------     -----------

STOCKHOLDERS' EQUITY
        Common Stock; par value $0.001 per share
          Authorized 50,000,000 shares; 23,208,424 and 23,186,398
           issued and outstanding at March 31, 2000 and
           September 30, 1999, respectively                                 22,528          22,506
        Capital paid in excess of par value of Common Stock              7,503,875       7,501,391
        Secured note receivable - related party                               --          (283,746)
        Unearned compensation                                              (30,577)        (45,511)
        Accumulated deficit                                             (6,810,203)     (6,260,249)
                                                                       -----------     -----------
        TOTAL STOCKHOLDERS' EQUITY                                         685,623         934,391
                                                                       -----------     -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 2,960,216     $ 2,094,849
                                                                       ===========     ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                                       2

                                               Entertainment Digital Network, Inc.
                                                CONSOLIDATED STATEMENTS OF INCOME
                                    For the Six and Three Months ended March 31, 2000 & 1999
                                                                          Six Months                      Three Months
                                                                         Ended March 31                   Ended March 31
                                                                          (Unaudited)                     (Unaudited)
                                                                -----------------------------     -----------------------------
                                                                     2000             1999             2000             1999
                                                                ------------     ------------     ------------     ------------
Revenue:
      Usage & hosting fees                                      $    810,372     $    837,468     $    383,554     $    424,073
      Equipment sales                                                882,946          533,118          535,759          288,597
      Installation and monthly fees                                  374,783          311,994          189,268          156,623
      Webcasting                                                     373,564             --            201,722             --
      Rental fees                                                     58,696           35,565           31,563           17,475
      Web design and consulting                                         --            191,661             --               --
      Other                                                            6,033            7,489            3,222            2,969
                                                                ------------     ------------     ------------     ------------
                                                                   2,506,394        1,917,295        1,345,088          889,737

Cost of sales                                                      2,056,081        1,335,131        1,113,791          630,249
                                                                ------------     ------------     ------------     ------------

         Gross Profit                                                450,313          582,164          231,297          259,488

Sales and marketing expenses                                         293,043          215,168          177,806           78,327
General and administrative expenses                                  697,101          625,049          360,195          345,949
                                                                ------------     ------------     ------------     ------------
                                                                     990,144          840,217          538,001          424,276
         Loss from operations before other income (expenses)
           and provision for income taxes                           (539,831)        (258,053)        (306,704)        (164,788)
                                                                ------------     ------------     ------------     ------------

Other income:
      Interest income                                                 11,291           17,289            3,120           11,645
      Interest expense                                               (18,981)          (9,857)          (9,260)          (3,715)
      Other expense                                                     --             (3,032)            --             (2,400)
      Gain on sale of subsidiary assets                                 --            663,530             --               --
                                                                ------------     ------------     ------------     ------------
         Total other income (expense), net                            (7,690)         667,930           (6,140)           5,530
                                                                ------------     ------------     ------------     ------------

         Income (loss) before provision for income taxes            (547,521)         409,877         (312,844)        (159,258)
         Income taxes                                                  2,433            4,000            2,433             --
                                                                ------------     ------------     ------------     ------------
         Net income (loss)                                          (549,954)         405,877         (315,277)        (159,258)
                                                                ------------     ------------     ------------     ------------

      Basic and diluted net income (loss) per share:                   (0.02)            0.02            (0.01)           (0.01)

         Weighted-average number of shares outstanding            23,197,400       17,086,826       23,205,902       17,411,836

                  The accompanying notes are an integral part of these consolidated financial statements.

                            Entertainment Digital Network, Inc.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                     for the Six Months ended March 31, 2000 and 1999

                                                                 03/31/00        03/31/99
                                                                (Unaudited)     (Unaudited)
                                                                -----------     -----------
Cash flows from operating activities:
        Net (loss) income                                       $  (549,954)    $   405,877

        Adjustments to reconcile net loss to
           cash used in operating activities:

            Depreciation and amortization                            76,409          74,479
            increase in reserve for bad debt                          7,500           4,248
            Noncash compensation expenses                            14,934            --
            Gain from sale of assets - IBS                             --          (663,530)
        Change in operating assests and liabilities:
            (Increase) decrease in accounts receivable             (320,237)       (103,550)
            Increase in inventory                                  (447,711)        (96,892)
            Decrease (increase) in prepaid expenses
                and other assets                                     (1,304)        (78,786)
            Increase (decrease) in accounts payable
                and accrued expenses                                740,506        (122,134)
            Decrease in deferred revenue                                            (31,870)
                                                                -----------     -----------

            Net cash used in operating activities                (479,857)       (612,158)
                                                                -----------     -----------

Cash flows from investing activities:

        Purchase of property and equipment                         (209,928)        (83,104)
        Proceeds from sale of assets                                   --         1,000,000
                                                                -----------     -----------

            Net cash (used) provided by investing activities       (209,928)        916,896
                                                                -----------     -----------

Cash flows from financing activities:

        Proceeds from Line of Credit                                100,000          --
        Proceeds from advances - related party                      322,597          --
        Principal payments on debt                                  (40,500)       (108,214)
        Repayment on settlement of claim in equity                     --           (50,000)
        Payments on capital leases                                   (8,468)         (8,100)
        Proceeds from exercise of stock options/warrants              2,506          76,293
        Proceeds from Secured Note Receivable                       283,746          --
                                                                -----------     -----------

            Net cash provided (used) by financing activities        659,881         (90,021)
                                                                -----------     -----------


                Net (decrease) increase in cash                     (29,904)        214,717

Cash at beginning of period                                         282,862          88,470
                                                                -----------     -----------

Cash at end of period                                           $   252,958     $   303,187
                                                                ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.



                       ENTERTAINMENT DIGITAL NETWORK, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Basis of Presentation

     The interim, condensed, consolidated financial statements of Entertainment Digital Network, Inc. (the "Company") included herein have been prepared in conformity with generally accepted accounting principles. The principles applied are consistent in all material respects with those used in the Company's Annual Report on Form 10KSB for the period October 1, 1998 to September 30, 1999. The interim financial statements are unaudited but reflect all normal adjustments which are, in the opinion of management, necessary to provide fair, condensed, consolidated balance sheets, statements of operations and cash flows for the interim periods presented. The interim financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10KSB for the period October 1, 1998 to September 30, 1999.

2.   Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Entertainment Digital Network, Inc., a California corporation ("EDN"). Material inter-company transactions and balances have been eliminated. Visual Data Corporation, a Delaware corporation based in Pompano Beach, Florida ("VDC"), owns 51% of the voting securities of the Company.

3.   Earnings per Share

     Basic earnings (loss) per share are computed using the weighted-average number of shares of Common Stock outstanding during the periods. Diluted earnings per share are computed using the weighted-average number of common shares and common share equivalents outstanding during the period.

     Since fully diluted earning (loss) per share were antidilutive in 2000 and 1999, basic and diluted earnings (loss) per share are the same. At March 31, 2000, options and warrants for the purchase of 7,120,642 common shares at prices ranging from $0.10 to $1.25 per share were antidilutive and therefore not included in the computation of diluted earnings per share.

4.   Secured Note Receivable - Related Party

     A note receivable with face value of $283,746, due from VDC was part of the payment resulting from VDC's purchase of 8,563,417 shares of the Company's Common stock. This resulted in a 51% ownership of the Company by VDC. At January 25, 2000, VDC paid the note and accrued interest in full.

5.   Sale of Subsidiary

     On December 11, 1998, the Company completed the sale of substantially all of the assets of the Company's wholly-owned subsidiary Internet Business Solutions, Inc. ("IBS"), a California corporation, to Enterprise Communications Consulting, Inc., a Washington Corporation , a wholly-owned subsidiary of Attachmate Corporation of Bellevue, Washington. The sale of IBS resulted in a gain of $663,530. The final payment of $50,000 was received on January 6, 2000.

6.   Note Payable and Advances - Related Parties

     On May 17, 1999, a promissory note in the amount of $250,000 was executed between the Company and Eric Jacobs, a member of the Company's and VDC's Board of Directors. These funds were used for purchasing inventory.

     On February 15, 2000, our parent VDC advanced $200,000 for the purchase of inventory. VDC advanced and additional $122,597 on March 31, 2000. These funds were also used to purchase inventory.

     Note payable and advances-related parties consist of the following:
                                                                                              March 31,             Sep 30,
                                                                                                2000                 1999
                                                                                            ----------------    ----------------
              Notepayable to Eric Jacobs,  a director of VDC and of the Company, principal of $250,000 at 12% interest.  The principal  balance is due on demand. Accrued  interest  payable  as of March  31,
                  2000 is $1,151.                                                           $      250,000      $      250,000
              Notes payable to officers at 6% interest,  not collateralized.
                  Paid in full January 19, 2000.                                                      --                40,500
              Advance from parent company without interest, not collateralized.                    322,597                --
                                                                                            ----------------    ----------------
                        Total note payable and advances-related parties                     $      572,517      $      290,500
                                                                                            ================    ================

7.   Line of Credit

     In 1999 we obtained a line of credit of $250,000 from Union Bank of California. The line of credit bears interest at the institution's published reference rate plus 2 1/2% and is collateralized by our assets. There is a balance of $100,000 owed on the line of credit as of March 31, 2000. As of March 31, 2000 we were out of compliance with a loan covenant relating to profitability on our line of credit.

8.   Commitments under Master Distribution Agreement

     We entered into a Master Distribution Agreement (the "Agreement") on January 7, 2000 with Telestream, Inc., a Delaware Corporation ("Telestream"). The Agreement sets forth terms and conditions for us to acquire video equipment from Telestream and distribute to end-users. The Agreement shall be effective for a fixed period of one year (the "Intial Term") commencing on March 19, 2000. During the Initial Term, the Company is expected to achieve minimum sales goals (the Company purchases from Telestream) of a total of $2,000,000 within the twelve months of the Initial Term, pro-rated monthly. At the end of the nine months of the Initial Term (the Nine Month Period), if the Company has not achieved such minimum sales goals, pro-rated for the Nine Month Period, Telestream has the right to terminate the Agreement with sixty (60) days notice. If the Company has achieved such minimum sales goals, pro-rated for the Nine Month Period, the Agreement automatically renews for one additional fixed term of one (1) year (the "Renewal Term"), provided that the parties mutually agree in writing upon minimum sales goals for the Renewal Term and provided that during the Renewal Term the Agreement may be terminated by the Telestream with sixty (60) days notice if the Company fails to meet such agreed upon minimum sales goals during any quarter of the Renewal Term.

     We have purchased $406,250 of the $2,000,000 requirement leaving a balance of $1,593,750 to be purchased over the remaining period.

     The agreement also sets forth distribution rights regarding Telestream's Clipmail Pro(TM), its high quality video delivery system, which can send video over data networks using high-speed wide-band, Internet networks. Telestream has granted us an exclusive license to be the sole master distributor of Clipmail Pro for the advertising and entertainment segments of the markets.

9.   Proposed Acquisition of Remaining Outstanding Shares

     In March 2000, Visual Data Corporation ("VDC"), which currently owns approximately 51% of our outstanding shares, signed a Letter of Intent with us providing for a proposed tax-free reorganization whereby we would become a wholly-owned subsidiary of VDC. The proposed terms included the right to receive one share of VDC for every ten outstanding shares of our capital stock, and the conversion of every ten of our outstanding options or warrants into one option or warrant to purchase a share of VDC common stock. The transaction is subject to the execution of a definitive agreement and approval of our shareholders. On April 17, 2000, VDC announced that they were postponing the previous announced intention to acquire of the remaining 49% of our outstanding shares. The decision to postpone the acquisition was made due to market conditions at that date. Coincidentally, on the same day, we were served with a complaint filed in a purported class action lawsuit initiated by a shareholder (Zevin v. Entertainment Digital Network, Inc., et al, Case No. 311263 in the Superior Court of California for San Francisco Coutny). The lawsuit seeks to prevent the proposed merger. We believe there is no merit to the lawsuit, even if we and VDC decided to pursue the proposed merger.

ENTERTAINMENT DIGITAL NETWORK, INC MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three months ended March 31, 2000, our revenues were $1,345,088 an increase of 51% compared to revenues of $889,737 in the comparable period last year. Revenues for the six months ended March 31, 2000 increased 31% to $2,506,394 compared to revenues of $1,917,295 in the comparable period last year. Increases in revenue are primarily due to the growth of the video equipment and webcasting. These two areas have steadily increased each quarter.

Gross Profit decreased to $231,297 or 17% of sales, in the three months ended March 31, 2000 compared to $259,488 or 29% of sales, in the equivalent period last year. For the six months ended March 31, 2000 gross profit decreased to $450,313 or 18% of sales, from $582,164, or 30% of sales in the equivalent period last year. Decreases in gross profit for the current quarter and year to date were due primarily to the sale of IBS that had contributed $162,866 to the gross profit for the six months ended March 31, 1999. The hosting services, which were provided by IBS, have a higher gross profit and thus affected the gross profit percentages. We have been discounting the video products in an effort to place more units in the market. This helped move products but has an impact on gross profit.

Operating expenses (including Sales & Marketing, and General & Administrative) increased to $538,001 in the three months ended March 31, 2000 compared to $424,276 in the equivalent period last year. This increase is due to expansions of our business. We have hired additional personnel in sales and administration. We are continuing to expand in these areas as the business grows. For the six months ended March 31, 2000 operating expenses increased to $990,144 from $840,217 in the equivalent period last year. There were significant expenditures for the current six months ended such as costs associated with building up new lines of business. We have hired and trained manufacturers' representatives for the Telestream unit.

Interest income has decreased due to VDC paying off its note and lower cash balances held at Union Bank of California. Interest expense has increased in the current quarter due to drawing on the line of credit at Union Bank.

For the three months ended March 31, 2000, we incurred a net loss of $315,277 or $(0.01) per share based on a weighted-average of 23,205,902 shares outstanding, which is in line with our forecast. This compares with a net loss of $159,258, or $(0.01) per share based on a weighted-average of 17,411,836 shares outstanding in the prior year for the comparable period. We incurred a net loss for the six months ended March 31, 2000 of $549,954, or $0.02 per share based on a weighted-average of 23,197,400 shares outstanding, compared with a net income of $405,877, or $0.02 per share, based on a weighted-average of 17,086,836 shares in the prior period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

We continue to expand our core audio networking services, which has now expanded to over 550 affiliates in the United States and Canada. The number of Grammy and Oscar recipients that use the audio network in the music and motion picture industry has increased annually.

In the past fiscal year, we entered into an agreement with PR Newswire and VDC to provide corporate clients with live audio and videowebcasting over the Internet. We have successfully produced and streamed over 600 live events for PR Newswire and its clients. Additionally, we have produced events for Yahoo!, Broadcast.com, iBeam, SchoolCity.com, and Choiceradio.com.

In fiscal 1999, we announced our agreement with Telestream, concerning its ClipMail Pro product. We became the first OEM dealer for this video appliance. Since its launch at the National Association of Broadcasting trade show in Las Vegas, this appliance has been well accepted in the advertising, television and motion picture production and post-production market. We expect that this new product and service will become a significant part of growth in the Company's revenue stream in the coming year.

Financial Condition, Liquidity, and Capital Resources

At March 31, 2000, we had an accumulated deficit of $6,810,203 This compares to a September 30, 1999 accumulated deficit of $6,260,249. Our working capital decreased from $547,484 at September 30, 1999 to $29,320 at March 31, 2000, due to our continued loss and infrastructure expansion.

We were out of compliance as of March 31, 2000 with a loan covenant on our line of credit with Union Bank of California. We will be paying the line off in July 2000. Visual Data has provided financial resources when needed. Visual Data has provided us with two advances to purchase inventory. The first advance was for $200,000 on February 15, 2000. On March 31, 2000, VDC advanced an additional $122,597 for a total of $322,597. These resources have been used to pay down the Telestream inventory balances.

On January 7, 2000, we entered into a Master Distributorship Agreement with Telestream, Inc. The terms and conditions set forth purchase discounts and specified purchase levels. We will purchase $2,000,000 of video products between March 19, 2000 and March 18, 2001. The Agreement is renewable upon the anniversary date. We have purchased $406,250 of the $2,000,000 requirement leaving a balance of $1,593,750 to be purchased over the remaining period.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

The company was served with a complaint filed in a purported class action lawsuit initiated by a sharedholder (Zevin v. Entertainment Digital Network, Inc., et al, Case No. 311263 in the Superior Court of California for San Francisco County). The lawsuit seeks to prevent the proposed merger with VDC. We believe there is no merit to the lawsuit, even if we and VDC decided to pursue the proposed merger.

Item 2.  Changes in Securities.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Securities Holders.

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) (27) Financial Data Schedule, filed electronically
(b)      Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Entertainment Digital Network, Inc.
                                           -------------------------------------
                                                      (Registrant)


Date     May 12 , 2000                     By:
         -------------                        ----------------------------------
                                                    Tom Kobayashi
                                                    Chief Executive Officer,
                                                    Principal Accounting Officer


Date     May 12 , 2000                     By:
         -------------                        ----------------------------------
                                                     David Gustafson
                                                     Secretary