Form 10QSB
period 2000-06-30
ENTERTAINMENT DIGITAL NETWORK INC/DE
filed 2000-08-14
CIK 1004233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACTS

         For the transition period from ______________ to ______________

                 Commission file number            000-21659

                       ENTERTAINMENT DIGITAL NETWORK, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                        94-3173300
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                One Union Street, San Francisco, California 94111
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (415) 274-8800
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

 State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 23,375,448 shares of Common Stock at June 30, 2000

Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                              ---     ---

Part I. FINANCIAL INFORMATION

                                                 Entertainment Digital Network, Inc.
                                                     CONSOLIDATED BALANCE SHEETS
                                             As of June 30, 2000 and September 30, 1999

                                          ASSETS                                                    06/30/00              09/30/99
                                                                                                  (Unaudited)             (Audited)
                                                                                                  -----------           -----------
CURRENT ASSETS
        Cash                                                                                      $   104,327           $   282,862
        Accounts receivable, net of allowance for doubtful accounts of $24,858 and $18,453 at June 30, 2000 and
         September 30, 1999, respectively                                                             958,281               713,452
        Accounts and interest receivable - related party                                                 --                  32,698
        Accounts receivable, escrow                                                                      --                  50,000
        Inventories, net                                                                              890,628               576,433
        Prepaid expenses                                                                               43,889                45,952
        Other current assets                                                                             --                   2,500
                                                                                                  -----------           -----------
         TOTAL CURRENT ASSETS                                                                     $ 1,997,125           $ 1,703,897
                                                                                                  -----------           -----------

Property and equipment, net                                                                           642,638               385,698
Other assets                                                                                            4,012                 5,254
                                                                                                  -----------           -----------
        TOTAL ASSETS                                                                              $ 2,643,775           $ 2,094,849
                                                                                                  ===========           ===========


                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable                                                                          $   740,883           $   628,959
        Accounts payable - related party                                                               51,879                  --
        Accrued expenses                                                                              160,519               225,374
        Line of credit                                                                                100,000                  --
        Note payable and advances - related parties                                                 1,121,972               290,500
        Current portion of capital lease obligations                                                    5,476                11,580
                                                                                                  -----------           -----------
         TOTAL CURRENT LIABILITIES                                                                  2,180,729             1,156,413
                                                                                                  -----------           -----------
        Capital lease obligations                                                                        --                   4,045
                                                                                                  -----------           -----------
        TOTAL LIABILITIES                                                                           2,180,729             1,160,458
                                                                                                  -----------           -----------

STOCKHOLDERS' EQUITY
        Common Stock; par value $0.001 per share
         Authorized 50,000,000 shares; 23,375,448 and 23,186,398
          issued and outstanding at June 30, 2000 and
          September 30, 1999, respectively                                                             22,695                22,506
        Capital paid in excess of par value of Common Stock                                         7,520,586             7,501,391
        Secured note receivable - related party                                                          --                (283,746)
        Unearned compensation                                                                         (23,111)              (45,511)
        Accumulated deficit                                                                        (7,057,124)           (6,260,249)
                                                                                                  -----------           -----------
        TOTAL STOCKHOLDERS' EQUITY
                                                                                                      463,046               934,391
                                                                                                  -----------           -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 2,643,775           $ 2,094,849
                                                                                                  ===========           ===========

                                        The accompanying notes are an integral part of these
                                                 consolidated financial statements.



                                                 Entertainment Digital Network, Inc.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                     For the Nine and Three Months ended June 30, 2000 and 1999


                                                                         Nine Months                         Three Months
                                                                       Ended June 30                        Ended June 30
                                                                         (Unaudited)                          (Unaudited)
                                                                 ------------------------------      -------------------------------
                                                                     2000              1999              2000              1999
                                                                 ------------      ------------      ------------      ------------
Revenue:
    Usage & hosting  fees                                        $  1,211,526      $  1,128,458      $    401,154      $    373,219
    Equipment sales                                                 1,175,122           846,311           292,176           313,193
    Installation and monthly fees                                     553,024           481,731           178,241           169,737
    Webcasting                                                        737,518           129,760           363,954           104,075
    Rental fees                                                       103,089            65,722            44,393            30,157
    Web design and consulting                                            --             248,205              --                --
    Other                                                              11,763             7,490             5,730              --
                                                                 ------------      ------------      ------------      ------------
                                                                    3,792,042         2,907,677         1,285,648           990,381

Cost of sales                                                       2,966,702         2,022,979           910,621           679,837
                                                                 ------------      ------------      ------------      ------------

      Gross Profit                                                    825,340           884,698           375,027           310,544

Sales and marketing expenses                                          516,128           362,375           223,085           145,040
General and administrative expenses                                 1,085,633           917,599           388,532           304,041
                                                                 ------------      ------------      ------------      ------------
                                                                    1,601,761         1,279,974           611,617           449,081
    Loss from operations before other income
          (expenses) and provision for income taxes                  (776,421)         (395,276)         (236,590)         (138,537)
                                                                 ------------      ------------      ------------      ------------
Other income (expense):
    Interest income                                                    11,874            26,653               583             9,364
    Interest expense                                                  (29,928)          (16,349)          (10,947)           (6,491)
    Other expense                                                        --              (7,305)             --              (2,960)
    Gain on sale of subsidiary assets                                    --             663,530              --                --
                                                                 ------------      ------------      ------------      ------------
      Total other income (expense), net
                                                                      (18,054)          666,529           (10,364)              (87)
                                                                 ------------      ------------      ------------      ------------

      (Loss) income before provision for income taxes                (794,475)          271,253          (246,954)         (138,624)
      Income taxes                                                      2,400             7,434               (33)            3,434
                                                                 ------------      ------------      ------------      ------------
      Net (loss) income                                          $   (796,875)     $    263,819      $   (246,921)     $   (142,058)
                                                                 ------------      ------------      ------------      ------------


    Basic and diluted net (loss) income per share:               $      (0.03)     $       0.01      $      (0.01)     $      (0.01)

    Weighted-average number of shares outstanding                  23,219,138        18,124,577        23,262,615        20,200,059


                                        The accompanying notes are an integral part of these
                                                 consolidated financial statements.


                                                 Entertainment Digital Network, Inc.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          for the Nine Months ended June 30, 2000 and 1999

                                                                                                      06/30/00            06/30/99
                                                                                                     (Unaudited)         (Unaudited)
                                                                                                     -----------        -----------
Cash flows from operating activities:
        Net (loss) income                                                                            $  (796,875)       $   263,819
        Adjustments to  reconcile  net (loss)  income to cash used in  operating activities:
            Depreciation and amortization                                                                126,457             96,179
            Increase in reserve for bad debt                                                               6,405             12,556
            Noncash compensation expenses                                                                 22,400               --
            Gain from sale of assets - IBS                                                                  --             (663,530)
            Increase in accounts receivable                                                             (251,234)          (226,321)
            Decrease in accounts receivable - related party                                               84,577             18,534
            Decrease (increase) in accounts receivable - escrow                                           50,000           (100,000)
            Increase in inventory                                                                       (314,195)          (369,072)
            Decrease (increase) in prepaid expenses
                and other assets                                                                           5,805            (67,398)
            Increase (decrease) in accounts payable
                and accrued expenses                                                                      47,069            (79,019)
            Decrease in deferred revenue                                                                    --              (34,666)
                                                                                                     -----------        -----------
            Net cash used in operating activities                                                     (1,019,591)        (1,148,918)
                                                                                                     -----------        -----------
Cash flows from investing activities:
        Purchase of property and equipment                                                              (383,397)          (150,428)
        Proceeds from sale of assets                                                                        --            1,000,000
                                                                                                     -----------        -----------
            Net cash (used) provided by investing activities                                            (383,397)           849,572
                                                                                                     -----------        -----------

Cash flows from financing activities:
        Proceeds from Line of Credit                                                                     100,000               --
        Proceeds from advances - related party                                                           871,972            550,000
        Principal payments on debt                                                                       (40,500)          (308,214)
        Repayment on settlement of claim in equity                                                          --              (50,000)
        Payments on capital leases                                                                       (10,149)           (11,889)
        Proceeds from exercise of stock options/warrants                                                  19,384            410,988
        Proceeds from Secured Note Receivable                                                            283,746               --
                                                                                                     -----------        -----------
            Net cash provided by financing activities
                                                                                                       1,224,453            590,885
                                                                                                     -----------        -----------
                Net (decrease) increase in cash                                                         (178,535)           291,539

Cash at beginning of period                                                                              282,862             88,470
                                                                                                     -----------        -----------

Cash at end of period                                                                                $   104,327        $   380,009
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

3.   Earnings per Share

     Basic (loss) earnings per share are computed using the weighted-average number of shares of Common Stock outstanding during the periods. Diluted
     (loss) earnings per share are computed using the weighted-average number of common shares and common share equivalents outstanding during the period.

     Since fully diluted (loss) earnings per share were antidilutive in 2000 and 1999, basic and diluted (loss) earnings per share are the same. At June 30, 2000, options and warrants for the purchase of 6,953,618 common shares at prices ranging from $0.10 to $1.25 per share were antidilutive and therefore not included in the computation of diluted (loss) earnings per share.

4.   Secured Note Receivable - Related Party

     A note receivable with face value of $283,746, due from VDC was part of the payment resulting from VDC's purchase of 8,563,417 shares of the Company's Common stock. This resulted in a 51% ownership of the Company by VDC. At January 25, 2000, VDC paid the note and accrued interest in full.

5.   Sale of Subsidiary

     On December 11, 1998, the Company completed the sale of substantially all of the assets of the Company's wholly-owned subsidiary Internet Business Solutions, Inc. ("IBS"), a California corporation, to Enterprise Communications Consulting, Inc., a Washington corporation, a wholly-owned subsidiary of Attachmate Corporation of Bellevue, Washington. The sale of IBS resulted in a gain of $663,530. The final payment of $50,000 was received on January 6, 2000.

6.   Note Payable and Advances - Related Parties

     On May 17, 1999, a promissory note in the amount of $250,000 was executed between the Company and Eric Jacobs, a member of the Company's and VDC's Board of Directors. These funds were used for purchasing inventory.

     On February 15, 2000, our parent VDC advanced $200,000 for the purchase of inventory. VDC advanced an additional $122,597 on March 31, 2000. These funds were also used to purchase inventory. Additional advances, which were used to purchase Telestream product, were made on May 3, May 18 and June 14 in the amount of $150,000, $155,625 and $243,750, respectively.

     Note payable and advances-related parties consist of the following:

                                                               June 30,      Sep 30,
                                                                 2000         1999
                                                              ----------   ----------
Note  payable to Eric  Jacobs,  a  director  of VDC and the
     Company, principal of $250,000 at 12% interest. The
     principal balance is due on demand. Accrued interest
    payable as of June 30, 2000 is $1,151                     $  250,000   $  250,000
Notes payable to officers at 6% interest, not
    collateralized.  Paid in full January 19, 2000                  --         40,500
Advances from parent company without interest, not
    collateralized                                               871,972         --
                                                              ----------   ----------
Total note payable and advances-related parties               $1,121,972   $  290,500
                                                              ==========   ==========


7.   Line of Credit

     In 1999 we obtained a line of credit of $250,000 with Union Bank of California. The line of credit bears interest at the institution's published reference rate plus 2 1/2% and is collateralized by our assets. There is a balance of $100,000 owed on the line of credit as of June 30, 2000. At June 30, 2000 we were out of compliance with loan covenants on our line of credit.

8.   Commitments under Master  Distribution Agreement

     We entered into a Master Distribution Agreement ("Agreement") on January 7, 2000 with Telestream, Inc., a Delaware Corporation ("Telestream"). The Agreement sets forth terms and conditions for us to acquire video equipment from Telestream and distribute to end-users. The Agreement shall be effective for a fixed period of one year (the "Initial Term") commencing on March 19, 2000.

     The Agreement also sets forth distribution rights regarding Telestream's ClipMail Pro(TM), its high quality video delivery system, which can send video over data networks using high-speed, high-band Internet networks. Telestream has granted us an exclusive license to be the sole master distributor of ClipMail Pro for the advertising and entertainment segments of the market.

9.   Proposed Acquisition of Remaining Outstanding Shares

     In March 2000, VDC, which currently owns approximately 51% of our outstanding shares, signed a Letter of Intent with us providing for a proposed tax-free reorganization whereby we would become a wholly owned subsidiary of VDC. The proposed terms included the right to receive one share of VDC for every ten outstanding shares of our capital stock, and the conversion of every ten of our outstanding options or warrants into one option or warrant to purchase a share of VDC Common Stock. The transaction is subject to the execution of a definitive agreement and approval of our shareholders. On April 17, 2000, VDC announced that they were postponing the previously announced intention to acquire the remaining 49% of our outstanding shares. The decision to postpone the acquisition was made due to market conditions at that date. On April 17, 2000 we were served with a complaint filed as a purported class action lawsuit initiated by a shareholder (Zevin v. Entertainment Digital Network, Inc., et al, and Case No. 311263 in the Superior Court of California for San Francisco County). The lawsuit seeks injunctive relief and monitary damages. We believe there is no merit to the lawsuit.

ENTERTAINMENT DIGITAL NETWORK, INC

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three months ended June 30, 2000, our revenues were $1,285,648, an increase of 30% compared to revenues of $990,381 in the comparable period last year. Revenues for the nine months ended June 30, 2000 increased 30% to $3,792,042 compared to revenues of $2,907,677 in the comparable period last year. Revenue for all categories experienced an increase except for a small decrease in equipment sales. Webcasting increased 250% over the prior year's quarter. We have revenue growth for all lines of business, with the largest increases coming from webcasting and video equipment sales which accounts for 28% and 23% respectively.

Gross Profit decreased to $375,027 or 29% of sales, in the three months ended June 30, 2000 compared to $310,544 or 31% of sales, in the equivalent period last year. For the nine months ended June 30, 2000 gross profit decreased to $825,340 or 22% of sales, from $884,698, or 30% of sales in the equivalent period last year. The decrease in gross profit can be attributed to the increase in sales of video equipment. Sales of video equipment have a lower profit margin due to discounts given as incentive for early adopters of this new technology.

Operating expenses (including Sales & Marketing, and General & Administrative) increased to $611,617 in the three months ended June 30, 2000 compared to $449,081 in the equivalent period last year. This increase is due to the expansion of our business and our hiring of additional personnel in sales and administration. For the nine months ended June 30, 2000 operating expenses increased to $1,601,761 from $1,279,974 in the equivalent period last year. There were significant expenditures for the nine months ended June 30, 2000 in the expansion of our marketing, public relations, trade shows, travel and salaries to support our growth.

Interest income has decreased for the current quarter ending June 30, 2000 compared to the equivalent quarter in the prior year. This is due to lower cash balances with Union Bank and VDC's payment of the note receivable.

For the three months ended June 30, 2000, we incurred a net loss of $246,922 or $(0.01) per share based on a weighted-average of 23,262,615 shares outstanding. This compares with a net loss of $142,058, or $(0.01) per share based on a weighted-average of 20,200,059 shares outstanding in the prior year for the comparable period. We incurred a net loss for the nine months ended June 30, 2000 of $796,875, or $(0.03) per share based on a weighted-average of 23,219,138 shares outstanding, compared with a net income of $263,819, or $0.01 per share, based on a weighted-average of 18,124,577 shares in the prior period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

We continue to expand our core audio networking services, which has now expanded to over 550 affiliates in the United States and Canada. The number of Grammy and Oscar recipients that use the audio network in the music and motion picture industry has increased annually.

In the past fiscal year, we entered into an agreement with PR Newswire and VDC to provide corporate clients with live audio and video webcasting over the Internet. We have successfully produced and streamed over 1000 live events for PR Newswire and its clients. Additionally, we have produced events for Yahoo!, Broadcast.com, E*TRADE, iBeam, SchoolCity.com, and Choiceradio.com. Webcasting accounts for 20% of our revenue for the nine months ended June 30, 2000.

In fiscal 1999, we announced our agreement with Telestream, to distribute its ClipMail Pro(TM) product. Since its launch at the National Association of Broadcasting trade show in Las Vegas, this appliance has been well accepted in the advertising, television and motion picture production and post-production market. We expect that the video services we offer with this product will become a significant part of the Company's revenue growth in the coming year.

Financial Condition, Liquidity, and Capital Resources

At June 30, 2000, we had an accumulated deficit of $7,057,124. This compares to a September 30, 1999 accumulated deficit of $6,260,249. Our working capital decreased from $547,484 at September 30, 1999 to a negative $183,604 at June 30, 2000, due to our continued loss and infrastructure expansion.

We were out of compliance as of June 30, 2000 with a loan covenant on our line of credit with Union Bank of California. We expect to pay off the line shortly. VDC has provided financial resources when needed, providing us with advances to purchase inventory. We have received a total of $871,972 from VDC. These resources have been used to pay for Telestream inventory.

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

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

The Company was served with a complaint filed in a purported class action lawsuit initiated by a shareholder (Zevin v. Entertainment Digital Network, Inc., et al, Case No. 311263 in the Superior Court of California for San Francisco County). The lawsuit seeks injunctive relief and monitary damages. We believe there is no merit to the lawsuit.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

None

Item 5.  Other Information

None

Item 6. Exhibits and Reports on Form 8-K

        (a) (27) Financial Data Schedule, filed electronically
        (b)      Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Entertainment Digital Network, Inc.
                                           -----------------------------------
                                                      (Registrant)

Date    August 14, 2000              By:
        ---------------                    ---------------------------
                                            David Gustafson
                                            Chief Executive Officer,
                                            Principal Accounting Officer,
                                            Secretary