Form 10KSB
period 2000-09-30
ENTERTAINMENT DIGITAL NETWORK INC/DE
filed 2001-01-12
CIK 1004233

FORM 10-KSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from _____________ to _____________

     Commission file number 000-21659


                       Entertainment Digital Network, Inc.
                 (Name of small business issuer in its charter)

Delaware                                                        94-3173300
--------------------------------------------------------------------------------
(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)


One Union Street, San Francisco, California                            94111
--------------------------------------------------------------------------------
Address of principal executive offices                             (Zip Code)

Issuer's telephone number, including area code     (415) 274-8800
                                                   -----------------------------

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.001
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___ (See Disclosure Items Omitted)


                                    1 of 37

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Issuer's revenues for the twelve months ended September 30, 2000 were $4,938,632.

         As of December 22, 2000, the aggregate market value of the Common Stock of the Registrant based upon the closing bid prices of the Common Stock, as quoted on the OTC Bulletin Board, held by non-affiliates of the Registrant was approximately $1,026,250. (8,552,081 x .12)

         As of December 22, 2000, 23,956,980 shares of $0.001 par value Common Stock, of the Registrant were outstanding.


                                    2 of 37

PART I

ITEM 1 DESCRIPTION OF BUSINESS

Summary of Business

Entertainment Digital Network, Inc., ("EDN" or the "Company"), a Delaware corporation, develops and services digital communications systems for the North American advertising and entertainment industry. The company is 51% owned by Visual Data Corporation (VDC) of Pompano Beach, Florida. These entertainment systems help our clients deliver, store and manage professional-quality audio and video files over proprietary networks. Our private wide-area network, which we established through strategic alliances with tier one ISP's (Internet Service Providers), long distance carriers, regional telephone companies, satellite operators and independent fiber-optic telecommunications providers, enable our clients to exchange high quality audio, video and multimedia data. We provide engineering services, technical advice, and audio, video and networking hardware and software together with our networking services. In January of 1999, we expanded our business to include the production of live audio and video streaming broadcasts over the Internet (Webcasting) for our corporate and entertainment clients. We also provide crews and equipment for live audio and videoconferences, and the digital communication lines for transporting the media back to our server for live streaming distribution over the Internet.

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

Business of the Company

Principal Markets. We sell services to advertising and entertainment industry clients, including production and post-production companies, advertisers, producers, directors and talent. Our networking technology makes it possible for producers, directors and talent to interact in real time, with less interruption of their schedules, despite being in distant cities. Management believes these services are of growing importance in the entertainment industry because, while the production of audio and video entertainment is inherently a creative process requiring the collaboration of many parties, the participants in this process are often in separate locations. Traditionally, this meant frequent travel and delay in the audio and video production process. Our applications allow the collaborative process to go forward without delay despite physical separation. We expanded our market during the past two years by entering into the business of producing audio and video live streaming broadcasts over the Internet. We have extended this service into the corporate market.

Audio and Video Network Systems Development Process. We use a standardized process for developing audio and video network communications systems for our customers. When we contract with a new audio or video network customer, we determine the technical information and

                                    3 of 37
specifications regarding the customer's existing facility, equipment and communications requirements. Based on those specifications, we determine the configuration of the new system, select the appropriate equipment components, modify the software and/or hardware as needed, and perform the final quality control procedures. Next, we package and ship the system to the customer. Affiliated technicians can usually install the system with telephone support from our in-house engineers. After installation, our technical personnel typically perform a routine series of system checks and diagnostics from the headquarters over the remote network to ensure that the newly installed equipment functions properly.

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

Key Suppliers and Alliances. We act as a systems integrator by acquiring other companies' technologies and integrating them into an effective communications solution. We do not manufacture any of the components used in the networks. Instead, we purchase digital communications equipment components directly from manufacturers such as Dolby Labs, Telos, Musicam USA, APT, PictureTel, Polycom and Telestream. We are the North American master distributor for certain Telestream, Dolby and APT equipment, and we are the primary maintenance support for APT equipment in the United States. Because the individual components used in the systems are generally available from more than one reliable source or manufacturer, management believes the risk of an adverse impact to our business from an interruption in supply from any single supplier is minimal. We also maintain a small ongoing inventory of all of the components of our various communications products. Most of our suppliers have offices and/or distribution points near our San Francisco headquarters. In the event we do not have sufficient inventory on-hand to fill a system hardware order, we can usually order and receive additional inventory with turnaround times of as little as twenty-four hours and generally no more than four weeks. This does not exclude an adverse effect in the event that any of our suppliers, for which we have exclusive distributorship, files bankruptcy or ceases operations.

Marketing. We market our services through a direct full-time sales staff, through appearances at industry trade shows, and through selling arrangements, such as, with independent sales reps, our marketing alliances with DG Systems, and an agreement with PR Newswire.

Description of Current and Developing Products

Audio Networking Services. Our integrated audio networking systems allow artists and sound engineers in remote locations to record a single audio track. We provide compression and transmission of studio quality audio signals over fiber-optic lines (i.e., telephone digital data lines) between separate studios. Engineers can send time codes with audio data so that operators at the different studios can synchronize the audio to film projectors or VCR machines for real time editing

                                    4 of 37
of movies and video. When we install an audio media communications system and the requisite sound equipment, a studio becomes an "affiliate studio", equipped with a device to digitize, compress, send, receive and decompress audio media (known as a "codec"). In addition, the studio becomes a part of our network of media production and post-production studios. Studios enter into agreements with us to join our network of recording studios, usually for three years. Joining the network allows an affiliate studio to establish a link with, and transmit audio and/or video information to, any other affiliate studio. An affiliate studio may participate in joint promotional and advertising activities describing the network, and it has access to technical support and a software directory of affiliate studios. Affiliate studios pay lower link-up rates than non-affiliate studios pay to connect to studios with incompatible equipment. Currently, our network is comprised of over 550 studios across North America, with major concentrations in Los Angeles, San Francisco, Chicago, Washington, D.C. and New York. By granting access to the network, we earn one-time fees from customers for the sale and installation of equipment and ongoing fees for technical assistance and the use of the network.

Our audio communications systems cost from $3,500 to $18,000. We pay local telephone service providers the telephone data connection installation charges
(depending upon bandwidth requirements, from $250 to $1,000) and monthly recurring connection charges (from $40 to $300). Our customers reimburse us for all of these charges. Outside customers (non-affiliates) seeking to access media production facilities or otherwise review or record an audio clip with the assistance of a person in a different location can do so through our affiliate studios. Through EDN's web site, an affiliate studio can quickly determine whether their studio, or another affiliate studio, operates equipment that is compatible with the non-affiliate's needs. After choosing an appropriate affiliate studio, the customer can schedule an appointment to use the network.
If nearby  studios  do not have  compatible  equipment,  technicians  in our San
Francisco Network Operations Center (NOC) can digitally "bridge" the studios together. The customer then pays EDN a network access fee. The primary markets for our audio services are radio and television advertisers, motion picture and television program production companies and music recording companies.

We presently do not develop the hardware or software that is used on our network, nor do we build wide-area networks. Instead, we buy commercially available equipment, purchase network time from long distance carriers, integrate this equipment and time into a full time, 24/7 network service, and resell this service to our customers.

Video Networking Services. The video networking service is similar in concept to the audio networking service, in that it provides end to end service for the transmission of short and long-form video, such as commercials, special effects and daily shoots, from one affiliate to another. The video network presently incorporates Broadband IP-based (Internet Protocol) videoconferencing devices, the "ClipMailPro", or "Clip Express" ("ClipMail") appliances developed and manufactured by Telestream, Inc., of Nevada City, California. The "ClipMail" is a "store and forward" system, in that the transmission of the video is not in "real time". Using this technology, video media producers and their customers can efficiently and effectively transmit very high quality video for approval, rather than wait for overnight delivery of tapes. We liken these systems to e-mail for video. Compared to conventional methods of transmitting video, such as overnight courier or by messenger, we can significantly increase the speed and efficiency of the video editing and decision-making process.

                                    5 of 37

The "ClipMail" system uses MPEG-2 or MPEG-1 compression technology, and IP data networks to allow video professionals to send and receive approval of digital-master quality video and audio over a range of standard data networks. Professionals use these systems primarily to transmit short form video such as commercials, special effects, graphics, storyboards and animation shots. However, with the increase in high bandwidth data lines, directors, photographers and other professionals have been able to send audio and video dailies from remote locations to editors working back at the home studio by using EDN's network rather than conventional delivery methods.

Company's Internet-Based Virtual Private Network. Our video systems cost from $4,500 to $16,250 depending on the choice of product. The customer pays through us for the Internet service, the connectivity installation charges (depending upon bandwidth requirements, from $500 to $5,000) and monthly recurring connection charges (from $200 to $8,000). We offer customer service for the
"ClipMail" video product through a separate virtual private network ("VPN"). This network offers customers wide-area connections, based on a variety of technologies, including T-1, DSL, or cable. This service also provides applications support, software upgrades, and media file conversion and data storage. We bill monthly fees to customers who have direct access to the IP network. These fees cover local loop costs and high-speed Internet access.

Webcasting. We provide crews and equipment for live audio and videoconferences, and the digital communications lines to transport the media back to the main office for live streaming distribution over the Internet. The webcasting services we provide for our audio and video network affiliates, our corporate clients in the exciting streaming media market has already become the fastest growing part of our business. This component of the Company's revenue grew nearly 400% over the prior year.

Competition. There is likely to be an increase in the number of competitors providing broadband services for moving video in the entertainment market. Several long distance and regional telephone companies have offered video wide-area networking services to their clients from time to time, but those efforts have not yielded substantial results.

Competition in audio and video networking services is based upon the ability to provide systems compatibility and proprietary off-the-shelf codecs. Due to the difficulty and expense of developing and maintaining private digital networks, management believes that the number of competitors is, and will remain, small. The Company's' principal competitor in audio networking has been Globecast, a division of French Telecom. Until March 31, 1995, 3D2 (aka Globecast) was the exclusive North American distributor of apt-X codecs manufactured by Audio Processing Technology ("APT"), which were in demand in the radio voice-over market. EDN was able to negotiate an agreement allowing it to represent APT, and quickly became the brand's largest reseller. In 1998, the Company became the exclusive distributors in North America of the apt-X codecs.

The Company's primary video networking competitor is VYVX, a division of Williams Co. This company's focus is on video-networking services utilizing more expensive, higher-bandwidth fiber connections than ours. The Company will also see competition in the high-end networking market from JCI, MediaNet, and Wam!Net.

In its Webcasting sector, the Company experiences competition from V-call, TellSoft, Activate, YahooBroadcasting, and others who are offering live webcasts of quarterly earnings conference calls. In live event webcast production, the Company has competition from MediaLink, Yahoo, and others. However, the production services of the company have also been in demand by some of its

                                    6 of 37
competitors, and from time to time we contract services to these companies. The nature of the streaming media sector of the Internet market is highly interdependent while being competitive. This tends to give rise to unusual relationships such as those described above.

Patents & Trademarks

We do not own any patents and rely instead on a combination of statutory and common-law copyright, trademark and trade secret laws to protect the rights of our proprietary technologies. We have registered "EDnet", "Entertainment Digital Network" and "ZeroC" as trademarks with the U.S. Patent and Trademark Office.

Research and Development

We had no research and development expenditures in 2000, 1999 or 1998. We did not spend any funds on material customer-sponsored research and development during the past three years.

Governmental Approvals and Regulation

Our products and services are currently not subject to regulation by any government agency or regulatory body.

Parent & Subsidiaries Companies

The parent company of EDN is Visual Data Corporation (VDC), based in Pompano Beach, Florida. VDC currently has a 51% holding in the company. EDN currently operates through a wholly owned subsidiary also known as Entertainment Digital Network, which is a California corporation.

Employees

The company in the past two years has had significant growth in the number of employees. There were 19 employees and 22 employees at September 30, 1999 and September 30, 2000 respectively. Of the employees in the fiscal year 2000 there are 20 full time employees and 1 part time employee. In addition, the company has used up to 8 contract personnel at various times through out the year.


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


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to the shareholders for vote during the fiscal year ending September 30, 2000.

                                    7 of 37

PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our Common Stock is traded on the OTC electronic bulletin board under the symbol EDNT. The reported high and low bid information as quoted on the OTC bulletin board for the period ended September30 31, 1998 through September 30, 2000, is shown below. The high and low bid information as quoted on the OTC bulletin board represents prices between brokers and dealers and does not include retail markups, markdowns or commissions to the broker-dealer, and may not represent actual transactions.

              High and Low Bid Price for Registrant's Common Stock
                   October 1, 1998 through September 30, 2000


                   Period                            High                 Low
                   ------                            ----                 ---
Quarter Ended September 30, 2000                    0.4531               0.2344
Quarter Ended June 30, 2000                         0.7969               0.3125
Quarter Ended March 31, 2000                        1.875                0.6250
Quarter Ended December 31, 1999                     1.3594               0.6250
Quarter Ended September 30, 1999                    1.750                0.6875
Quarter Ended June 30, 1999                         4.125                1.000
Quarter Ended March 31, 1999                        4.875                0.2656
Quarter Ended December 31, 1998                     0.641                0.125


The source of the above data is Yahoo.com Finance and Commodity Systems, Inc. The number of holders of record of EDN's Common Stock as of September 30, 2000 is approximately 650.

Dividends

EDN has never paid cash dividends on Common Stock, and we intend to utilize current resources to expand our operations. Moreover, outstanding warrants restrict the ability of the Company to pay dividends. Therefore, we anticipate that cash dividends will not be paid on the Common Stock in the foreseeable future.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

                                    8 of 37

Forward Looking Statements

The statements contained in this report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding EDN's expectations, hopes, intentions, beliefs, or strategies regarding the future. Words such as 'anticipates', `expects', `intends', `plans' `believes', `seeks', `hopes', and `estimates', and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of forward-looking statements contained in this Report, including `Management's Discussion and Analysis of Financial Condition and Results of Operations', include the Company's statements regarding planned new Telestream products, anticipated product revenue increase and loss reduction, ability to reduce or increase Research & Development and marketing expenses depending upon the Company's cash resources, and anticipated cash needs, credit line availability and ability to raise financing. Forward-looking statements contained herein or in other statements made by the Company are made based on management's expectations and beliefs concerning future events and trends impacting the Company and are subject to uncertainties and risks that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The Company believes that the following factors, among others, could affect its future performance and cause actual results of the Company to differ materially from those expressed in or implied by forward looking statements made by or on behalf of the Company: (a) ability to raise financing, (b) demand for Company products or services, (c) effectiveness of marketing and promotion, and (d) ability to complete development of new products and services. Other risks that could also so affect Company performance and results are discussed in the `Risks and Other Factors Affecting Future Performance' section below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Overview

We continued to expand our core audio networking services, which now includes over 600 affiliates and associates in the United States and Canada. For example, the number of Grammy and Oscar recipients that use the audio network in the music and motion picture industry has increased annually.

During the fiscal year 2000 the company continued to work with PR Newswire and Visual Data Corporation, under an agreement from 1999, to provide customers with live audio and video webcasting over the Internet. After two years, our relationship with PR Newswire remains very strong.

The Company also continued its' agreement with Telestream, Inc., the manufacturer of a high-quality video delivery system, "ClipMailPro" (which can send video over data networks using high-speed broadband Internet networks). We became the first OEM dealer for this video appliance. Since it's launching this appliance has been well accepted in the advertising, television and motion picture production and postproduction market. We continue to believe that this product and service will become a significant part of the growth of the Company's revenues in the coming year. Our relationship with Telestream remains strong after two years of very close work together, though we

                                    9 of 37
have both fallen short of the original expectations. The long sales cycle and hesitance on the part of media professionals to adopt the new technology has resulted in a build-up of excessive inventory.

Liquidity and Capital Resources at September 30, 2000

At September 30, 2000, our principal source of liquidity was $196,211 in cash. The current ratio diminished over the current year compared to the year ending September 30, 1999 as a result of the growth efforts detailed above. At
September 30, 2000 the current ratio (current assets divided by current liabilities) was 0.66.

Financing activities provided a net amount of $1,577,234 for fiscal year 2000, primarily due to advances from the VDC parent of $1,419,670, the exercise of warrants and options for $50,898 and proceeds of a note from VDC of $283,746. The Company's cash on hand as of September 30, 2000, would not be adequate to fund the Company's operation for one quarter if the Company continued to use cash in operating activities at the same rate as in fiscal year 2000. The Company has, however, reduced its cash used in operations through a variety of cost-cutting measures, including slowing down the rate of expansion and the purchase of inventory. In addition the Company hopes to have increased revenues in all lines of business, most particularly video equipment sales and Webcasting operations. In order to fund these operations the Company has assurance from the parent company, VDC, of the infusion of necessary capital as the need arises. While the Company currently has a $1,419,670 balance of short-term advances, VDC has made clear its intention to fund the Company's growth and not call the loan balance until the Company shows positive cash flow. There can be no assurance that the VDC can provide such financing, and if this were to be the case, the Company would be forced to reduce operating losses, through further cost cutting, layoffs, or by raising money by other means.

At September 30, 2000, our accumulated deficit was $7,915,038 compared to $6,260,249 at September 30, 1999. Working capital was $(1,002,297), and $547,484 at September 30, 2000 and September 30, 1999 respectively. The major impact on working capital for fiscal year 2000 is the intercompany balance with VDC for approximately $1,575,000. We have not been able to generate operating profit since inception and the loss from operations has increased from $793,714 in fiscal year 1999 to $1,625,135 in fiscal year 2000. This is attributed to the launch of new businesses, and the re-assessment of the company's inventory valuation of slow moving inventory. In this action the company has moved to write down the value of slow moving inventory of "ClipMail" equipment by approximately $300,000. In addition, the company moved to write down questionable accounts receivable of approximately $138,000. We continued to increase our efforts in two new business components: webcasting and video equipment sales. As these are still in the early development phase, these businesses are incurring start up costs that should decrease over time. These costs are related to sales, personnel, travel, and overhead resulting in lower gross margins.

Results of Operations: Projected Year End September 30, 2001,Years Ended September 30, 2000 and 1999

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from our consolidated statements of income:
                                    10 of 37




                                       September 30, 2001           September 30, 2000          September 30, 1999
           Description                      Projected                     Actual                      Actual
           -----------                 ------------------           ------------------          ------------------
Revenues                                     100.0%                       100.0%                       100.0%
Cost of sales                                 47.8%                        81.3%                        74.1%
Gross profit                                  52.2%                        18.7%                        25.9%
Operating expenses:
Sales and marketing                           16.1%                        13.6%                        14.1%
General and administrative                    36.1%                        38.0%                        32.1%
Total operating expenses                      52.2%                        51.6%                        46.2%
Gain (Loss) from operations                    0.0%                       (32.9)%                      (20.3)%
Other income                                   0.1%                       (0.55)%                       17.3%
Loss before income taxes and
extraordinary item                             0.0%                           0%                        (3.0)%
Provision for income taxes                     0.0%                        0.05%                         0.2%
Loss before extraordinary item                (2.3)%                     (33.78)%                       (3.2)%
Extraordinary item                              --                          --                            --
Net loss                                      (2.3%)                     (33.51)%                       (3.2)%


Revenues.  Net sales for  fiscal  year 2000  increased  26.3% to  $4,938,632  as compared to $3,910,466 in the year ended September 30, 1999. Management attributes the increase in revenue primarily to the growth of its Webcasting and Video networking business. Currently, video equipment sales contribute approximately 17.9% of our gross sales. We continue to anticipate revenue from video equipment sales to increase during the next fiscal year. Webcasting contributed approximately 19.1% to our gross sales. In addition, we continue to expect this component of the business to make a significant contribution in fiscal year 2001, as new marketing programs have been developed to increase market share.

Gross Profit. Gross Profit decreased to $922,036, or 18.7 % of sales, in the year ended September 30, 2000 compared to $1,011,925, or 26% of sales in the year ended September 30, 1999. Decreases in gross profit as a percentage of sales compared to September 30, 1999 are primarily due to increased costs associated with "ClipMail" lines of business, discounts to attract this business and the write down of slow moving "ClipMail" inventory in an effort to more realistically assess its' value. The cost of goods for the Webcasting department increased by $219,000 as a result of the expansion of this line of business. The operations department saw an increase of $386,915 due primarily to increased personnel costs. However, gross revenues increased 34.5% for the fiscal year

                                    11 of 37

2000 offsetting much of the increase in costs. Webcasting saw an increase of $731,000 in the fiscal year 2000, along with an increase of $249,500 in equipment sales.

Operating Expenses. Operating expenses (including Sales & Marketing, and General & Administrative) increased to $2,547,171 in fiscal year 2000 compared to $1,805,639 for the fiscal year ended September 30, 1999. This expansion of operating expense reflects the company's increased efforts in sales, sales personnel, and the expansion of the Webcasting operations. Sales and Marketing costs increased by $261,000, along with Engineering costs increasing $147,000, and General Administrative cost increasing $219,000. All of these increases are reflective of the increase in activity of the business and the increase in personnel.

Other Income and Expenses. Other income and expenses decreased to a loss of $27,254 in fiscal year 2000, compared to a $675,239 gain for the fiscal year ended September 30,1999. Income in the prior year was attributed to the sale of the Company's consulting subsidiary, IBS (Internet Business Solution). Additionally, interest expense increased from $22,773 in the fiscal year ended September 30, 1999 to $38,790 in the current fiscal year. The increase is primarily due to the interest costs for the related party loan.



                       ENTERTAINMENT DIGITAL NETWORK, INC.

                                    12 of 37

                         -------------------------------


                               Report on Audits of

                        Consolidated Financial Statements
                 for the years ended September 30, 2000 and 1999


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Entertainment Digital Network, Inc.

We have audited the accompanying consolidated balance sheets of Entertainment Digital Network, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entertainment Digital Network, Inc. and subsidiaries as of September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


Burr, Pilger & Mayer
San Francisco, California
November 20, 2000


                                    13 of 37

                                                 ENTERTAINMENT DIGITAL NETWORK, INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                                     September 30, 2000 and 1999

                                                            ------------



                                     ASSETS                                                              2000               1999
                                                                                                     -----------        -----------
Current assets:
  Cash                                                                                               $   196,211        $   282,862
  Accounts receivable, net of allowance for doubtful accounts of $170,000 and
      $18,458 at September 30, 2000 and 1999,
      respectively                                                                                       955,226            713,452
  Account receivable-related party                                                                        73,175             32,698
  Accounts receivable-escrow                                                                                --               50,000
  Inventories, net of valuation allowance of $338,000 and $40,000 at
      September 30, 2000 and 1999, respectively                                                          708,284            576,433
  Prepaid expenses and other current assets                                                               11,294             48,452
                                                                                                     -----------        -----------
        Total current assets                                                                           1,944,190          1,703,897

Property and equipment, net                                                                              624,321            385,698

Other assets                                                                                              21,062              5,254
                                                                                                     -----------        -----------

                                                                                                     $ 2,589,573        $ 2,094,849
                                                                                                     ===========        ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                                                  $   954,463        $   628,959
   Accrued expenses                                                                                      260,746            225,374
   Deferred revenue                                                                                       27,200               --
   Notes payable-related party                                                                           125,000            290,500
   Current portion of capital lease obligations                                                            4,045             11,580
   Advances and accrued expenses-related party                                                         1,575,033               --
                                                                                                     -----------        -----------
         Total current liabilities                                                                     2,946,487          1,156,413

Capital lease obligations                                                                                   --                4,045
                                                                                                     -----------        -----------
           Total liabilities                                                                           2,946,487          1,160,458
                                                                                                     -----------        -----------
Stockholders' equity (deficit):
   Common stock; $0.001 par value; 50,000,000 shares authorized;  23,956,980 and
       23,186,398 shares issued and outstanding at September 30, 2000 and 1999,
       respectively                                                                                       23,956             23,186
   Additional paid-in capital                                                                          7,535,535          7,500,711
   Note receivable                                                                                        (1,367)          (283,746)
   Unearned compensation                                                                                    --              (45,511)
   Accumulated deficit                                                                                (7,915,038)        (6,260,249)
                                                                                                     -----------        -----------
         Total stockholders' (deficit) equity                                                           (356,914)           934,391
                                                                                                     -----------        -----------
                                                                                                     $ 2,589,573        $ 2,094,849
                                                                                                     ===========        ===========


                                               The accompanying notes are an integral
                                          part of these consolidated financial statements.

                                                             14 of 37

                                                 ENTERTAINMENT DIGITAL NETWORK, INC.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                           for the years ended September 30, 2000 and 1999

                                                            ------------


                                                                                                   2000                    1999
                                                                                               ------------            ------------
Revenue:
   Usage fees                                                                                  $  1,604,336            $  1,562,387
   Equipment sales                                                                                1,410,122               1,160,617
   Web-casting                                                                                      942,656                 192,258
   Installation and monthly fees                                                                    808,078                 647,174
   Rental fees and other                                                                            173,440                  75,497
   Web design and consulting                                                                           --                   272,533
                                                                                               ------------            ------------

         Total revenue                                                                            4,938,632               3,910,466

Cost of sales                                                                                     4,016,596               2,898,541
                                                                                               ------------            ------------

         Gross profit                                                                               922,036               1,011,925

Sales and marketing                                                                                 670,075                 551,480

General and administrative                                                                        1,877,096               1,254,159
                                                                                               ------------            ------------

         Loss from operations before other income (expenses) and
              provision for income taxes                                                         (1,625,135)               (793,714)
                                                                                               ------------            ------------

Other income (expenses):
   Interest income                                                                                   11,536                  35,300
   Interest expense                                                                                 (38,790)                (22,773)
   Loss on sale of equipment                                                                           --                      (818)
   Gain on sale of subsidiary assets                                                                   --                   663,530
                                                                                               ------------            ------------

         Total other (expense) income                                                               (27,254)                675,239
                                                                                               ------------            ------------
         Loss before provision for income taxes                                                  (1,652,389)               (118,475)

Provision for income taxes                                                                            2,400                   7,434
                                                                                               ------------            ------------

         Net loss                                                                              $ (1,654,789)           $   (125,909)
                                                                                               ============            ============

Basic and Diluted loss per share                                                               $      (0.07)           $      (0.01)
                                                                                               ============            ============

Weighted average number of shares outstanding                                                    23,305,635              19,298,846
                                                                                               ============            ============

                                               The accompanying notes are an integral
                                          part of these consolidated financial statements.

                                                             15 of 37

                                                 ENTERTAINMENT DIGITAL NETWORK, INC.

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                           for the years ended September 30, 2000 and 1999

                                                            ------------

                                                                               Common Stock            Additional
                                                                       ---------------------------       Paid-in           Note
                                                                         Shares          Amount          Capital        Receivable
                                                                       -----------     -----------     -----------      -----------

Beginning balance, October 1, 1998                                      16,761,836          16,761     $ 6,755,443      $  (283,746)

Common shares issued upon exercise of stock options                      1,297,500           1,298         128,453             --
Common shares issued upon exercise of warrants
  pursuant to S-3 Registration                                           1,914,831           1,915         202,804             --
Common shares issued to Visual Data Corporation
  upon exercise of mirror stock options and warrants                     3,212,231           3,212         318,011             --
Stock option grants                                                           --              --            96,000             --

         Net loss                                                             --              --              --               --
                                                                       -----------     -----------     -----------      -----------

Ending balance, September 30, 1999                                      23,186,398          23,186       7,500,711         (283,746)

Common shares issued upon exercise of stock options and
  warrants                                                                 425,291             425          51,840           (1,367)
Common shares issued to Visual Data Corporation
  upon exercise of mirror stock options and warrants                       345,291             345          34,184             --
Stock option amortization and forfeitures                                     --              --           (51,200)            --
Subscription for common stock received                                        --              --              --            283,746

         Net loss                                                             --              --              --               --
                                                                       -----------     -----------     -----------      -----------

Ending balance, September 30, 2000                                      23,956,980     $    23,956       7,535,535      $    (1,367)
                                                                       ===========     ===========     ===========      ===========





                                                                                Unearned           Accumulated
                                                                              Compensation           Deficit               Total
                                                                              -----------          -----------          -----------

Beginning balance, October 1, 1998                                                   --            $(6,134,340)         $   354,118

Common shares issued upon exercise of stock options                                  --                   --                129,751
Common shares issued upon exercise of warrants
  pursuant to S-3 Registration                                                       --                   --                204,719
Common shares issued to Visual Data Corporation
  upon exercise of mirror stock options and warrants                                 --                   --                321,223
Stock option grants                                                           $   (45,511)                --                 50,489

         Net loss                                                                    --               (125,909)            (125,909)
                                                                              -----------          -----------          -----------

Ending balance, September 30, 1999                                                (45,511)          (6,260,249)             934,391

Common shares issued upon exercise of stock options and
  warrants                                                                           --                   --                 50,898
Common shares issued to Visual Data Corporation
  upon exercise of mirror stock options and warrants                                 --                   --                 34,529
Stock option amortization and forfeitures                                          45,511                 --                 (5,689)
Subscription for common stock received                                               --                   --                283,746

         Net loss                                                                    --             (1,654,789)          (1,654,789)
                                                                              -----------          -----------          -----------

Ending balance, September 30, 2000                                                   --            $(7,915,038)         $  (356,914)
                                                                              ===========          ===========          ===========


                                               The accompanying notes are an integral
                                                 part of these financial statements.

                                                             16 of 37

                                                 ENTERTAINMENT DIGITAL NETWORK, INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           for the years ended September 30, 2000 and 1999

                                                            ------------


                                                                                                      2000                 1999
                                                                                                   -----------          -----------
Cash flows from operating activities:
   Net loss                                                                                        $(1,654,789)         $  (125,909)
   Adjustments to reconcile net loss to cash used in operating activities:
     Depreciation and amortization                                                                     186,655              122,380
     Inventory valuation allowance                                                                     300,453               40,000
     Bad debt                                                                                          159,510               17,945
     Gain on sale of subsidiary assets                                                                    --               (663,530)
     Compensation expense on below market value stock options                                           (5,689)              50,489
     Loss on sale of fixed assets                                                                         --                    818
     Decrease (increase) in assets:
       Accounts receivable                                                                            (391,761)            (353,889)
       Inventories                                                                                    (591,209)            (485,251)
       Prepaid expenses and other assets                                                                21,350              (54,794)
     (Decrease) increase in liabilities:
       Accounts payable                                                                                325,504              331,174
       Accrued expenses                                                                                225,266              (12,424)
       Deferred revenue                                                                                 27,200                 --
                                                                                                   -----------          -----------

         Net cash used in operating activities                                                      (1,397,510)          (1,132,991)
                                                                                                   -----------          -----------

Cash flows from investing activities:
   Purchase of property and equipment                                                                 (266,375)            (258,729)
   Proceeds from sale of subsidiary's and other assets                                                    --                905,213
                                                                                                   -----------          -----------

         Net cash (used in) provided by investing activities                                          (266,375)             646,484
                                                                                                   -----------          -----------

Cash flows from financing activities:
   Proceeds from advances from related party                                                         1,419,670                 --
   Proceeds from short-term related party note                                                            --                250,000
   Payment on short-term related party notes                                                          (165,500)                --
   Proceeds from repayment of note receivable                                                          283,746                 --
   Proceeds from line of credit                                                                        100,000                 --
   Payment on line of credit                                                                          (100,000)              (8,214)
   Principal payments on debt                                                                             --               (200,000)
   Payments on capital leases                                                                          (11,580)             (16,580)
   Proceeds from exercise of stock options and warrants                                                 50,898              655,693
                                                                                                   -----------          -----------

         Net cash provided by financing activities                                                   1,577,234              680,899
                                                                                                   -----------          -----------

         Net (decrease) increase in cash                                                               (86,651)             194,392

Cash at beginning of year                                                                              282,862               88,470
                                                                                                   -----------          -----------

Cash at end of year                                                                                $   196,211          $   282,862
                                                                                                   ===========          ===========


                                               The accompanying notes are an integral
                                                 part of these financial statements.

                                                             17 of 37

                       ENTERTAINMENT DIGITAL NETWORK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ------------

1.   Significant Accounting Policies

     Nature of Operations

     Entertainment Digital Network, Inc. (the Company), a Delaware corporation, and its subsidiaries develop and market integrated systems for the delivery, storage, and management of professional quality digital communications for media-based applications, including audio and video production for the U. S. entertainment industry. The Company, through strategic alliances with long-distance carriers, regional telephone companies, satellite operators, and independent fiber optic telecommunications providers, has established a worldwide network that enables the exchange of high quality audio, video, multimedia, and data communications. The Company provides engineering services and application-specific technical advice, audio, video, and networking hardware and software as part of its business. In December 1998, the Company sold substantially all of the assets of a wholly owned subsidiary that provided Internet web site development and hosting services (see Note
     8).

     The Company is 51% owned by Visual Data Corporation (VDC), a public company, and accordingly, the results of the Company's operations will be consolidated with those of VDC.

     In March 2000, VDC signed a letter of intent to purchase the balance of outstanding common shares of the Company. The proposed terms of the letter of intent included the right to receive one share of common stock of Visual Data for every ten outstanding shares of the common stock of the Company and the conversion of every ten outstanding options or warrants of the Company into one option or warrant to purchase a share of VDC common stock. The transaction was subject to the execution of a definitive agreement and the approval of the Company's shareholders. On April 17, 2000, VDC announced the postponement of its intent to purchase the balance of outstanding common shares of the Company due to market conditions at the time.

     Financial Results and Liquidity

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained losses from operations since inception, and has accumulated a deficit of $7,915,038. In addition, the Company has used, rather than provided, cash in its operations. As a result of the foregoing matters, recoverability of a major portion of the recorded assets amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to meet its financing requirements on a continuing basis. The financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                                    Continued

                                    18 of 37

1.   Significant Accounting Policies

     Management has recently instituted a cost containment program for its operations to conserve its cash resources. The Company has also implemented marketing and sales plans that include specific sales incentive programs intended to increase inventory turnover and liquidate certain slow moving components of its inventory. These efforts are expected to result in increased revenues for fiscal year 2001 and reduced operating expenses. With increased revenues in fiscal year 2001, the Company is expecting an increase in the gross profit margin that will ultimately reduce the overall net loss incurred from operations and conserve the Company's cash resource.

     Management has received a commitment from VDC, its majority shareholder, to defer repayment of prior advances made to the Company, and to provide the Company with additional advances that may be required by the Company for working capital during its next business cycle. Management believes the Company will have sufficient working capital to provide it with the ability to continue in existence through its next fiscal year.

     Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its principal subsidiary, Entertainment Digital Network (EDN). All material inter-company transactions have been eliminated in the consolidated financial statements.

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

     Cash and Equivalents

     All highly liquid debt instruments purchased with maturity dates of less than three months are classified as cash equivalents.

     Allowance for Doubtful Accounts

     Bad debts are provided on the allowance method based on historical experience and management's evaluation of outstanding accounts receivable.

                                    19 of 37

     Inventories

     Inventories, composed primarily of purchased products for resale, are valued at the lower of cost or market with cost being determined on the first-in, first-out basis.

     Property and Equipment and Leasehold Improvements

     Property and equipment are carried at cost and are depreciated on the straight-line basis over their estimated useful lives of five years. The costs of leasehold improvements are amortized over the lesser of the lease term or the life of the improvement. Expenditures for improvement or expansion of property and equipment are capitalized. Repairs and maintenance are charged to expense as incurred. When the assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts with the resulting gain or loss reflected in the statement of operations.

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

                                    20 of 37

     Revenue Recognition

     A significant component of revenue relates to the sale of equipment, which is recognized when the equipment is installed or upon execution of a contract after a free trial period. During the trial period a customer normally receives an extended period of time before purchasing the product. During this trial period, the Company accounts for the product as inventory and recognizes the revenue upon execution of the contract by the customer. Installation fees are recognized when the installation has been completed. Usage fees are recognized over the period the equipment is used based on the relative usage level.

     The Company leases some equipment to customers under terms that are accounted for as operating leases. Under the operating method, rental revenue from leases is recognized ratably over the life of the lease and the related equipment is depreciated over its estimated useful life.

     Stock-Based Compensation

     The Company has elected to account for stock-based compensation under the intrinsic value method as permitted by the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under this method, no compensation expense is recorded for stock options granted when the exercise price of the option granted is equal to or exceeds the fair market value of the Company's common stock The Company makes the pro forma disclosures of stock-based compensation required by SFAS No. 123.

     Earnings (Loss) per Share

     Earnings (loss) per share have been computed according to SFAS No. 128, Earnings per Share for all periods presented. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share is computed using the weighted average number of common shares and common share equivalents outstanding during the period.

     Effects of Recent Accounting Pronouncements

     In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending upon the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's fiscal year ending September 30, 2001. Management believes that the adoption of these statements will not have a significant impact on the Company's financial position or results of operations.

                                    21 of 37

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 will be effective for the Company's fiscal year ending September 30, 2001. The Company has not yet determined the impact, if any, that SAB 101 may have on its financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options, and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 is not expected to have a significant impact on the Company's financial position or results of operations.

     Reclassification

     Certain reclassifications have been made to the prior year financial statements in order for them to conform to the current year presentation.

2.   Accounts Receivable

     Accounts receivable at September 30, 2000 and 1999 comprise the following:


                                                       2000            1999
                                                   -----------      -----------

     Receivables                                   $   970,276      $   561,863
     Unbilled charges                                  154,950          170,042
                                                   -----------      -----------
                                                     1,125,226          731,905

     Less allowance for doubtful accounts             (170,000)         (18,453)
                                                   -----------      -----------
            Total                                  $   955,226      $   713,452
                                                   ===========      ===========

                                    22 of 37

     The allowance for doubtful accounts is composed of a provision based on a percentage of aged accounts receivable and specific account provisions based upon review of the individual accounts receivable. Accounts are written off when deemed to be uncollectible. Certain individual accounts were identified as requiring specific allowance amounting to $150,000 due to significant aging of receivables and the financial status of the client. Total bad debt expense was $159,510 and $17,945 for the years ended September 30, 2000 and 1999, respectively.

     In 1999, the Company maintained a receivable of $50,000 from an escrow account related to the sale of a subsidiary in 1998. During 2000 funds were received and the account was closed.

3.   Related Party Transactions

     During the year the Company entered into various transactions with the majority shareholder, Visual Data Corporation (VDC).

     VDC provided approximately $796,000 in revenues from web-casting events during 2000 and 1999. The related accounts receivable related party was $73,175 and $32,698 as of September 30, 2000 and 1999.

     The Company paid to VDC $50,000 and $29,167 in management fees and $89,475 and $19,494 for directors and officers' insurance in 2000 and 1999, respectively. Accrued expenses for management fees are $50,000 and $30,000 for 2000 and 1999, respectively (see Note 6).

     At September 31, 1999, there was a 7% secured note receivable in the amount of $283,746, due from VDC as part of the payment for VDC's purchase of the Company's common stock. The note was secured by the acquired common stock and a second mortgage. During the year ended September 30, 2000 the note was paid in full.

     During 2000, the Company obtained cash advances of $1,419,670 from VDC. The increase in other related party transactions of $189,894 has been added to the advance account and $34,529 was applied to the exercise of stock options. Accordingly, the note payable balance to VDC is $1,575,033 as of September 30, 2000.

4.   Inventory

     Inventory consists of the following:

                                                        2000             1999
                                                     ----------       ----------
     Finished goods and repair parts                 $1,046,284       $  616,433
     Valuation allowance                                338,000           40,000
                                                     ----------       ----------
           Total                                     $  708,284       $  576,433
                                                     ==========       ==========

                                    23 of 37

     The Company increased its inventory valuation allowance for inventory related to a new product line. This decision is based on inventory on loan at customers' sites as well as extraordinarily large inventory due to advance commitments for the purchase of such inventory, which could result in excess and potentially obsolete inventory. Accordingly, at September 30, 2000 and 1999, inventory for this product line has been written down to its estimated net realized value, and results of operations for the years ended September 30, 2000 and 1999 include a corresponding charge of approximately $300,453 and $40,000, respectively.

5.   Property and Equipment

     Property and equipment are summarized by major category as follows at September 30, 2000 and 1999:

                                                      2000              1999
                                                   -----------      -----------
     Network and related equipment                 $ 1,378,046      $   991,549
     Furniture and fixtures                            204,619          175,279
     Computer software                                  28,418           29,176
     Leasehold improvements                             26,183           26,183
                                                   -----------      -----------

            Subtotal                                 1,637,266        1,222,187

     Accumulated depreciation and amortization      (1,012,945)        (836,489)
                                                   -----------      -----------

            Property and equipment, net            $   624,321      $   385,698
                                                   ===========      ===========


     Depreciation and amortization included in the statements of operations amounted to $186,655 and $122,380 for the years ended September 30, 2000 and 1999, respectively.

6.   Accrued Expenses

     Accrued expenses are summarized by major category as follows at September 30, 2000 and 1999:

                                                           2000           1999
                                                         --------       --------
     Accrued expenses-other                              $ 90,445       $101,886
     Vacation                                              53,383         45,462
     Management fees-related party (Note 3)                50,000         30,000
     Payroll                                               65,585         46,693
     Customer deposits                                      1,333          1,333
                                                         --------       --------
                                                         $260,746       $225,374
                                                         ========       ========

                                    24 of 37

7.   Notes Payable and Other Debt

     Notes Payable

     Notes payable-related party consist of the following:   2000         1999
                                                           ---------   ---------
     Note payable to Eric Jacobs, a Director of the
        Company and VDC, with principal of $250,000 at
        12% interest issued in May 1999. The principal
        balance and accrued interest is due on December
        31, 2001. Accrued interest payable as of
        September 30, 2000 is $863.                        $ 125,000   $ 250,000
                                                           ---------   ---------

     Note payable to officer, interest at 6% per annum,
        uncollateralized. The note was subordinated to
        the $100,000 credit line credit discussed
        below. The note and related interest were paid
        in full in January 2000.                               --         40,500
                                                           ---------   ---------

     Total notes payable--related party                    $ 125,000   $ 290,500
                                                           =========   =========


     Line of Credit

     During the year ended September 30, 2000, the Company had a line of credit of $100,000 with a financial institution. Interest on the line of credit was at the institution's published reference rate and it was collateralized by the assets of the Company. During the year, the Company borrowed $100,000 against the line of credit; however, there is no balance on the line of credit as of September 30, 2000. At September 30, 2000, the line of credit was closed.

8.   Sale of Internet Business Solutions (IBS)

     In December 1998, The Company sold substantially all of the assets and certain of the liabilities of its wholly owned subsidiary Internet Business Solutions, Inc. (IBS) for $1,000,000. The assets sold included office and computer equipment used by IBS in its business of web site development and design as well as receivables and certain other intangible assets. At closing, The Company received $900,000 of the purchase price, with the remaining $100,000 deposited into an interest-bearing escrow account established for the benefit of The Company. Such amount will be released in full to The Company in increments upon the termination of the statute of limitations governing certain potential claims against IBS or the buyer connected with the disposition of IBS's assets, or upon the earlier agreement of the buyer. As of September 30, 2000, The Company has received the remaining $100,000, of which $50,000 was received during the year ended September 30, 2000.

     Results of operations for the year ended September 30, 1999 include IBS revenue and expenses of $252,000 and $229,000, respectively. The sale of IBS resulted in a $663,530 realized gain in the year ended September 30, 1999.

                                    25 of 37

9.   Income Taxes

     The provision for income taxes for the fiscal years ended September 30, 2000 and 1999 consists of California franchise taxes. A reconciliation of the expected and reported provision for income taxes follows:

                                                               2000       1999
                                                               ----       ----
     Benefit expected based on federal statutory rate          34.0%      34.0%
     State taxes, net of federal benefit                        6.1        6.1
     Utilization of net operating loss carryforwards            --         --
     Valuation allowance, net                                 (40.1)     (40.1)
                                                               ----       ----
          Net income tax provision                              0.0%       0.0%
                                                               ====       ====

     The Company has Federal and California net operating loss (NOL) carryforwards totaling approximately $7.7 million and $3.5 million, respectively, as shown below. The utilization of NOL carryforwards through 1998, expiring in 2013, is limited due to a change of ownership as defined in the Internal Revenue Code. As a result, the federal and state NOLs can be utilized at the rate of $68,000 a year through the year 2013.

     At September 30, 2000 the Company had NOL carryforwards for federal tax purposes expiring as follows:

     Year Expires                                           Federal
     ------------                                           -------
        2009                                             $   204,000
        2010                                                 386,000
        2011                                               1,181,000
        2012                                               4,262,000
        2013                                                 395,000
        2014                                                 167,000
        2020                                               1,158,000
                                                         -----------
        Total loss carryforwards                         $ 7,753,000
                                                         ===========

     NOL carryforwards for state tax purposes of approximately $3.5 million expire in varying amounts between 2001 and 2005.

     The tax effects of significant temporary differences representing deferred tax assets as of September 30, 2000 and 1999 are as follows:

                                                      2000              1999
                                                  -----------       -----------
     Deferred tax assets:
       Net operating loss carryforwards           $   821,000       $   405,000
       Allowance for inventory                        136,000              --
       Allowance for bad debt                          68,000              --
       Deferred revenue                                11,000              --
       Property and equipment                             800            24,000
                                                  -----------       -----------
         Total deferred tax assets                  1,036,800           429,000

     Less: valuation allowance                     (1,036,800)         (429,000)
                                                  -----------       -----------
         Net deferred tax asset                          --                --
                                                  ===========       ===========

                                    26 of 37

10.  Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the periods. Diluted earnings per share is computed using the weighted-average number of common shares and common share equivalents outstanding during the year. The computation of net loss per share was a follows:

                                                                                Income (Loss)          Shares            Per Share
                                                                                 (Numerator)        (Denominator)          Amount
                                                                                 -----------        -------------        -----------
Year ended September 30, 2000:
  Basic loss per share                                                           $(1,654,789)         23,305,635         $    (0.07)
  Effect of dilutive stock options and warrants                                         --                  --               --
                                                                                 -----------          ----------         -----------
  Diluted loss per share                                                         $(1,654,789)         23,305,635         $    (0.07)
                                                                                 ===========         ===========         ===========
Year ended September 30, 1999:
  Basic loss per share                                                           $  (125,909)         19,298,846         $    (0.01)
  Effect of dilutive stock options and warrants                                         --                  --               --
                                                                                 -----------          ----------         -----------
  Diluted loss per share                                                         $  (125,909)         19,298,846         $    (0.01)
                                                                                 ===========         ===========         ===========

     At September 30, 2000 and 1999, options and warrants for the purchase of 6,094,872 and 7,143,668, respectively, common shares at prices ranging from $0.10 to $1.25 were antidilutive and therefore not included in the computation of diluted earnings per share.

11.  Commitments

     Lease Commitments

     In January 1999, the Company entered into an operating lease to lease office space. This operating lease is effective for two years with yearly options thereafter for not more than five years. In addition, the Company leases control equipment under various noncancelable capital leases. The capital leases began expiring in March 2000. The remaining capital lease as of September 31, 2000 is secured by the equipment under the lease and expires in May 2001.

     Future minimum lease payments required under the noncancelable leases are as follows:

                                                      Operating        Capital
Year Ending September 30:                              Leases          Leases
                                                     ---------       ---------
  2001                                               $ 159,016       $   4,239
  2002                                                 159,016            --
  2003                                                 145,761            --
  2004                                                    --              --
                                                     ---------       ---------
         Total minimum lease payments                $ 463,793           4,239
                                                     =========
Less amount representing interest                                          194
                                                                     ---------
Present value of net minimum lease payments                              4,045
Less current portion                                                     4,045
                                                                     ---------
         Long-term portion                                                --
                                                                     =========

                                    27 of 37

     Total rental expense for all operating leases for the years ended September 30, 2000 and 1999 amounted to $164,872 and $137,521, respectively.

     Employment Contracts

     The Company and its subsidiary have employment contracts with several of their key employees that expire at different times through September 30, 2002. At September 30, 2000, the commitment under all of the contracts was approximately $495,000.

     Annual Volume Commitment

     The Company has entered into an agreement with a major telecommunications company for network usage discounts. The Company committed to a two-year term commencing March 31, 1998 to a $480,000 annual volume commitment. The commitment expired on March 31, 2000. The Company is in the process of renewing its commitment for network usage discounts.

12.  Concentration of Credit Risk

     Cash

     The Company maintains cash balances primarily with two major financial institutions and, as such, from time to time the balances may be in excess of the federally insured limit of $100,000 per institution.

     Accounts Receivable

     Accounts receivable includes $173,665 from one company, which represents 15% of the total accounts receivable balance. This account was identified as one requiring a specific additional allowance for bad debt.

     Accounts Payable

     Accounts  payable  include   $241,550  to  one  company,   which  comprises
     approximately 25% of the balance, and $272,423 to another company, which comprises approximately 29% of the balance.

     Advances from Related Party

     The Company has $1.6 million in debt to VDC, its majority shareholder. The Company relies on advances from VDC to fund operations (see Note 3).

                                    28 of 37

13.  Employee Benefit Plans

     The Company has a 401(k) Income Deferral Plan (the Plan) for employees who have completed three months of service and are 21 years or older. The Company may make a discretionary contribution to the Plan each year, allocable to all Plan participants. However, the Company elected to make no contributions for the years ended September 30, 2000 and 1999. Administrative fees for the plan totaled $2,300.

14.  Stockholders' Equity

     Warrants

     At September 30, 2000, the Company has reserved 1,967,158 common shares for potential exercise of outstanding warrants issued in connection with various equity and debt financing activities as follows:

                                                  Number of  Expiration
                                                  Warrants      Date       Price
                                                  --------      ----       -----

September 30, 2000:
  Conversion of notes, August 1997                 974,000       2002      1.250
  Senior note warrants, November 1996                9,579       2003       .250
  VDC mirror warrants                              983,579    1999-2003     .100
                                                 ---------
        Total warrants                           1,967,158
                                                 =========


15.  Stock Compensation Plans

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

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for options where the exercise price has equaled the stock fair value on the date of grant. During fiscal 1999, an employee was granted options to acquire 75,000 shares of common stock at exercise prices below the fair value at the date of grant. During fiscal year 2000, the employee left the Company and exercised 35,000 shares; 40,000 shares were forfeited. Total compensation expense recognized for these grants in fiscal 2000 and 1999 was $(5,689) and $50,489, and unearned compensation in the amount of $-0- and $45,511 relating to these options was recorded as a reduction in stockholders' equity.

                                    29 of 37

     Had compensation expense been determined for stock options granted during the twelve months ended September 30, 2000 and 1999, based on the fair value at grant dates consistent with SFAS No. 123, the Company's condensed Pro Forma Statement of Operations for those periods would have been as follows:

                                                      2000              1999
                                                 ------------       -----------
     Net loss:
       As reported                               $ (1,654,789)      $  (125,909)
                                                 ============       ===========
       Pro forma                                 $ (1,948,587)      $  (376,833)
                                                 ============       ===========

     Basic and diluted loss per share:
       As reported                               $      (0.07)      $     (0.01)
                                                 ============       ===========
       Pro forma                                 $      (0.08)      $     (0.02)
                                                 ============       ===========

     The pro forma amounts were estimated using the Black-Scholes option pricing model with the following assumptions for the years ended September 30, 2000 and 1999, respectively.

                                       2000                         1999
                                       ----                         ----

Interest rate                     4.45%   -  5.80%             4.45%  -   5.80%
Dividend yield                           0%                          0%
Expected volatility                197%   -   214%              197%  -    214%
Expected life in years                    5                           5

     The following table summarizes  employee stock option plan activity for the year ended  September 30, 2000 and 1999:  September 30, 2000  September 30,
     1999

                                                          September 30, 2000               September 30, 1999
                                                     ---------------------------      -----------------------------
                                                                     Weighted                           Weighted
                                                       Number         Average           Number           Average
                                                     of Options   Exercise Price      of Options     Exercise Price
                                                     ----------   --------------      ----------     --------------

       Outstanding, beginning of period               5,171,458        0.33            6,271,458          0.11
       Granted                                                -           -            1,525,000          0.81
       Canceled                                         277,214        0.58               30,000          0.11
       Exercised                                        766,530        0.11            2,595,000          0.10
                                                     ----------                       ----------

       Outstanding                                    4,127,714        0.36            5,171,458          0.33

       Eligible for exercise, end of period           4,127,714        0.36            4,901,458          0.31
       Weighted average fair value of options
           granted during the year                                                             -          0.81

                                    30 of 37

     The  following  table  summarizes   information   regarding  stock  options
     outstanding at September 30, 2000:


                                             Weighted            Weighted                           Average
      Exercise            Number              Average             Average           Number         Exercise
        Price           Outstanding       Remaining Life      Exercise Price      Exercisable        Price
     ----------         -----------       --------------      --------------      -----------      ---------
      $ 1.250                49,500         0.80  years          $ 1.250              49,500       $  1.250
        1.000             1,080,000         3.46  years            1.000           1,080,000          1.000
        0.150                30,000         3.34  years            0.150              30,000          0.150
        0.145               620,000         2.85  years            0.145             620,000          0.145
        0.100             2,348,214          3.6  years            0.100           2,348,214          0.100
                        -----------                                              -----------
                          4,127,714                                                4,127,714
                        ===========                                              ===========


16.    Supplemental Cash Flow Information

     The following table presents additional cash flow information for the years ended September 30, 2000 and 1999:

                                                            2000          1999
                                                          --------      --------
     Interest paid                                        $ 40,113      $ 22,773

     Income taxes paid                                       2,400         7,434

     Subscription for common stock                           1,367          --

     Common stock issued for settlement of a portion
         of advances from related party                     34,529          --

     Stock option-related compensation                      (5,689)       50,489


17.  Segment Information

     The Company operates in one business segment, digital communications. All material balances related to Company sales, primary business activities, and location of property, plant, and equipment are within the United States. For the year ended September 30, 1999, no single customer accounted for 10% or more of the Company's net sales. For the year ended September 30, 2000, a single customer (related party) accounted for $796,000 or 16% of the Company's net sales.

18.  Fourth Quarter Adjustments

     The fourth quarter of 2000 includes $170,000 in the valuation allowance for specifically identified bad debts. The fourth quarter of 2000 also includes an increase in the valuation allowance for inventory of approximately $300,000.


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's accountants regarding accounting and financial disclosure.

                                    31 of 37

PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following sets forth the names, ages and current positions with the Company held by Directors, Executive Officers and significant employees, together with the year such positions were assumed. Tom Kobayashi, Founder and Director, and David Gustafson, Chief Executive Officer and President are brothers-in law. Other than as described in the preceding sentence, there is no immediate family relationship between or among any of the Directors, Executive Officers or significant employees. We are not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.

Tom Kobayashi, age 71, has served as a Director and Chief Executive Officer of EDN from 1992 to June 30, 2000. Mr. Kobayashi also has served on the Executive Committee of EDN since August 1998. From June 1992 to July 1998, Mr. Kobayashi served as the Chairman of the Board of Directors of EDNMr. Kobayashi has resigned from the position of CEO, but continues as a Director and is working in business development from the company's Southern California office. Mr. Kobayashi will continue to be employed by the company through the term of the current employment contract, December 31, 2000. After that date Mr. Kobayashi has agreed to continue his relationship with the company as a consultant.

Randy S. Selman, age 44, has served as the Chairman of the Board of Directors of EDN since July 1998. Since the inception of VDC in May 1993, Mr. Selman has served as its' Chief Executive Officer, President, and Director and from September 1996 through June 1999, he served as its' Chief Financial Officer. Mr. Selman also serves on the VDC Compensation Committee of the board of directors.

David Gustafson, age 54, was named Chief Executive Officer July 1, 2000 and has served as a Director of the Company since 1992. He has held his current position on the Executive Committee of EDN since August 1998. He has occupied his current positions as the President and Secretary of EDN since March 1996, and previously served as Vice President, Marketing and Sales, from July 1992 to March 1996.

Brian K. Service, age 52, has served on the Board of Directors and presides over the Audit and Remuneration Committees of the Board of Directors since 1998. Mr. Service is an international business consultant with clients in North and South America, the United Kingdom, Asia, Australia and New Zealand. Mr. Service has served as a member of the Board of Directors and on the Audit and Compensation Committees of VDC since July 1997. In addition to becoming a Director in 1998, Mr. Service was appointed the CFO and Secretary of Travel Dynamics in 1999. Effective September 15, 1999, Mr. Service was appointed CEO of 3D Systems, Inc., a publicly traded company.

Eric Jacobs, age 53, has been a member of the Board of Directors since December 1998. He has served on the Board of Directors of Visual Data Corporation since July 1997 and has served as Secretary since February 1999. From March 1996 until August 1997, Mr. Jacobs was Vice President and General Manager of VDC's wholly owned subsidiary, HotelView Corporation and thereafter he has served as Vice President and General Manager of their wholly owned subsidiary, ResortView Corporation. Since 1976, Mr. Jacobs has served as the Chairman of the Miami Beach Visitor and Convention Authority and since September 1995 asChairman of the Greater Miami and the Beaches Hotel Association. Since 1972, Mr. Jacobs has been a member of Miami Beach Chamber of Commerce and has served as its Chairman since September 1996.

                                    32 of 37

Alan M. Saperstein, age 41, has served as a Director and on the Remuneration Committee of the Board of Directors since 1998. Mr. Saperstein also has served as the Executive Vice President, Treasurer and a Director of VDC since its inception in May 1993.

Tom Scott, age 56, has served as the Vice-President and Chief Technology Officer of the Company since 1992. Mr. Scott is active in numerous professional organizations and standards committees, including the Audio Engineering Society, Society of Motion Picture and Television Engineers, the Society of Professional Audio Recording Studios, the National Academy of Recording Arts and Sciences, and the Academy of Motion Picture Arts and Sciences. He currently chairs the Audio subcommittee for the Digital Cinema committee of the SMPTE.

Employment Agreements

We maintain employment agreements with key management and employees as listed below. All referenced contracts contain identical non-competition provisions:



       Name             Title             Date of Agreement    Expiration Date
       ----             -----             -----------------    ---------------
Tom Kobayashi       Founder              September 1, 1995    December 31, 2000
David Gustafson     CEO, President       July 1, 2000         September 30, 2002
Tom Scott           VP Engineering, CTO  September 1, 1995    December 31, 2000

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

All of these filing requirements were satisfied by its Officers and Directors and ten percent (10%) holders.


ITEM 10  EXECUTIVE COMPENSATION

The following table sets forth information concerning all annual compensation paid to our Chief Executive Officer and each of the two highest paid persons other than the Chief Executive Officer who were officers or directors for the fiscal year ended September 30, 2000:


                                                                   Additional
    Name             Year        Salary            Bonus          Remuneration
    ----             ----        ------            -----          ------------
Tom Kobayashi        2000      $ 140,000             0                 0
                     1999        132,708(1)          0                 0
                     1998        131,000             0                 0

David Gustafson      2000        141,077             0                 0
                     1999        131,831(2)          0                 0
                     1998        131,000             0                 0

Tom Scott            2000        120,000             0                 0

                                    33 of 37

                     1999        111,403(3)          0                 0
                     1998         90,000             0                 0

Totals               2000        401,077             0                 0
                     1999        375,942             0                 0
                     1998        352,000             0                 0

(1) Mr. Kobayashi has an Employment Agreement with the Company, expiring December 2000, with a base salary of $11,666 per month. Fiscal year 2000 compensation includes $500 per month of auto allowance.

(2) Mr. Gustafson has an Employment Agreement with the Company, expiring September 30, 2002, with a base salary of $13,333 per month. Fiscal year 2000 compensation includes $500 per month of auto allowance.

(3) Mr. Scott has an Employment Agreement with the Company that provides for a three-and-one-half-year term expiring December 31, 2000, with a base salary of $10,000 per month. With the exception of Mr. Service, who had a one-year consulting contract under which he received $9,000 per month, Directors of the Company do not receive any compensation for their services as directors. They receive reimbursement from the Company for reasonable out-of-pocket travel expenses incurred in connection with attending director meetings in person.

Stock Options

During the fiscal year 2000, there were 766,530 options for shares exercised, and 277,214 options for shares expired. At September 30, 2000 there remained 2,463,500 options for shares total outstanding. In addition, there remains at September 30, 2000, 843,500 options for shares authorized but unissued, along with 1,664,214 options for shares authorized for mirror exercise by VDC.

On September 19, 1995, we granted a total of 263,420 non-qualified options to employees and directors to purchase Common Stock at $0.10 per share. As a result of the recapitalization, these options were converted into fully vested options to purchase Common Stock at a conversion of .87495 per share for each Company share, resulting in 230,479 options outstanding on September 30, 1999 at a price of $.11 per share. As of September 30, 2000 all of these shares priced at $.11 had been exercised.

The Company's initial nonqualified option plan was terminated as of April 3, 1998. At that time, the Board of Directors of the Company adopted and approved the Company's 1998 Stock Option Plan (the "Plan") for its employees, board members and certain other consultants in order to motivate them to maintain their commitment to the Company. Options under this Plan may be either Incentive Stock Options or Nonstatutory Stock Options and may be exercised no later than five (5) years from the date of their grant. The Board of Directors of the Company administers the Plan. The Board has directed the officers of the Company to reserve three million (3,000,000) shares of Common Stock for issuance upon exercise of options granted pursuant to the Plan. As of September 30, 2000, we had granted options under the Plan to purchase a total of 2,041,500 shares of Common Stock at a price of $.10 per share.

Other than as discussed herein, we do not have any pension, profit sharing, stock bonus, or other benefit plans. In addition, we make available certain non-monetary benefits to its executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance. The Company considers such benefits to be ordinary and incidental business costs and expenses.

                                    34 of 37

ITEM 11 SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

The following table sets forth information,  as of September 30, 2000, regarding shares of Common  Stock (a) held of record and (b) that the named  owner has the right to acquire within sixty days from options,  warrants,  rights,  conversion privilege  or  similar  obligations  by: (I)  officers  or  directors;  (ii) all officers and directors as a group; and (iii) each shareholder who owns more than
5% of any class of our securities, including those shares subject to outstanding options and warrants.  Unless indicated  otherwise,  each shareholder  exercises sole voting and investment power with respect to shares owned.


                                 Name and Address                Amount Owned or Right to
   Title of Class                    Of Owner                    Acquire Within 60 Days        Percent of Class (1)
   --------------                ----------------                ------------------------      --------------------
Common                Tom Kobayashi                                     932,474(2)                      4%
                      One Union Street
                      San Francisco, CA 94111

Common                David Gustafson                                   558,684(3)                      2%
                      One Union Street
                      San Francisco, CA 94111

Common                Tom Scott                                         542,802(4)                      2%
                      One Union Street
                      San Francisco, CA 94111

Common                Randy Selman                                      300,000(5)                      1%
                      1291 SW 29th Avenue
                      Pompano Beach, FL 33069

Common                Alan Saperstein                                   300,000(6)                      1%
                      1291 SW 29th Avenue
                      Pompano Beach, FL 33069

Common                Brian Service                                     300,000(7)                      1%
                      One Union Street
                      San Francisco, CA 94111

Common                Eric Jacobs                                       350,000(8)                      2%
                      1291 SW 29th Avenue
                      Pompano Beach, FL 33069

Common                Visual Data                                    12,120,839                        51%

                                    35 of 37




Common                All officers and directors as a group
                                                                      3,283,960                        14%

(1) Based upon 23,956,980 shares of Common Stock issued and outstanding as of September 30, 2000.
(2)  Includes right to acquire 220,000 shares within 60 days from options.
(3)  Includes right to acquire 470,000 shares within 60 days from options.
(4)  Includes right to acquire 127,917 shares within 60 days from options.
(5) Includes right to acquire 300,000 shares within 60 days from options, excludes VDC shares.
(6) Includes right to acquire 300,000 shares within 60 days from options, excludes VDC shares.
(7) Includes right to acquire 300,000 shares within 60 days from options, excludes VDC shares.
(8) Includes right to acquire 350,000 shares within 60 days from options, excludes VDC shares.


ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Agreement with B.K. Service International Business Consultancy. On July 1, 1998, we entered into a consulting agreement with Mr. Service, pursuant to which Mr. Service agreed to serve EDN in preparing SEC filings, corporate governance, financial planning, cash management, and investor relations. We had a contract for $9,000 per month. The term of this contract extended to September 30, 2000, at which point the consulting arrangement with Mr. Service was discontinued.

Consulting Agreement with Mackenzie Shea Inc. On June 16, 1998. We entered into an agreement with Mackenzie Shea, Inc. ("MSI"), pursuant to which MSI introduced EDN to Visual Data Corporation and assisted in effecting the closing of the VDC Purchase Agreement. We agreed to compensate MSI for its services in a lump sum of $66,000. MSI also received warrants to purchase an aggregate of 750,000 shares of Common Stock at a per share price of $0.145. These warrants were exercised in May 1999.

Short-term Loans from Officers, Directors and Shareholders

There is only one loan outstanding from a Director, Mr. Eric Jacobs. Mr. Jacobs made a loan for $250,000, evidenced by a promissory note dated May 1999 to November 17, 2000. The maturity date of the note was subsequently extended to December 31, 2001. During the current year payments of principal totaling $125,000 were made. At year end the remaining balance of this note is $125,000.

In addition, there is short term funding made available to the company by the parent, VDC, in the form of a short-term loan. The company has drawn upon this resource over the current year such that the balance at September 30, 2000 is $1,419,670.


ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                Type of Exhibit

(10)                       Material Contracts.  NONE
                           Reports on Form 8-K.  NONE
(27)                       Financial Data Schedule. FILED HEREWITH

SIGNATURES

                                    36 of 37

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Entertainment Digital Network, Inc.

(Registrant)

Date: January 11, 2001                  By: /s/David Gustafson
                                            --------------------------
                                            David Gustafson,

                                        By: /s/Steven M. Wright
                                            --------------------------
                                            Steven M. Wright,

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: January 11, 2001                  By: /s/David Gustafson
                                            --------------------------
                                         David Gustafson,
                                         Chief Executive Officer and Director

Date: January 11, 2001                  By: /s/Tom Kobayashi
                                            --------------------------
                                         Tom Kobayashi,
                                         Director

Date: January 11, 2001                  By: /s/Eric Jacobs
                                            --------------------------
                                         Eric Jacobs,
                                         Director

Date: January 11, 2001                  By: /s/Alan Saperstein
                                            --------------------------
                                         Alan Saperstein,
                                         Director

Date: January 11, 2001                  By: /s/Randy Selman
                                            --------------------------
                                         Randy Selman,
                                         Chairman of the Board of Directors

Date: January 11, 2001                  By: /s/Brian Service
                                            --------------------------
                                         Brian Service,
                                         Director

                                    37 of 37