Form 10QSB
period 2000-12-31
ENTERTAINMENT DIGITAL NETWORK INC/DE
filed 2001-02-20
CIK 1004233

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000
                                              ------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACTS For the transition period from ______________ to ______________

         Commission file number            000-21659
                                        --------------

                      ENTERTAINMENT DIGITAL NETWORK, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                                      94-3173300
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


               One Union Street, San Francisco, California 94111
               -------------------------------------------------
                   (Address of principal executive offices)

                                (415) 274-8800
               -------------------------------------------------
                          (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 23,956,980 shares of Common Stock at February 15, 2000

Transitional Small Business Disclosure Format (Check one): Yes   No X
                                                           ---   ---

Part I. FINANCIAL INFORMATION

                     Entertainment Digital Network, Inc.
                      CONSOLIDATED BALANCE SHEETS As of
                   December 31, 2000 and September 30, 2000


                                          ASSETS                                       12/31/00           09/30/00
                                                                                      (Unaudited)         (Audited)
                                                                                   ------------------ -----------------
CURRENT ASSETS
        Cash                                                                             $    75,229       $   196,211
        Accounts receivable, net of allowance for doubtful accounts of $169,500 and $170,000 at December 31, 2000
         and September 30, 2000, respectively                                                806,681           955,226
        Accounts and interest receivable - related party                                     221,252            73,175
        Inventories, net                                                                     656,176           708,286
        Prepaid expenses                                                                      11,044            11,294
                                                                                   ------------------ -----------------

         TOTAL CURRENT ASSETS                                                            $ 1,770,382       $ 1,944,192
                                                                                   ------------------ -----------------

Property and equipment, net                                                                  575,624           624,321
Other assets                                                                                  12,441            21,062
                                                                                   ------------------ -----------------

        TOTAL ASSETS                                                                     $ 2,358,447       $ 2,589,575
                                                                                   ================== =================


                                             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
        Accounts payable                                                                 $   810,477       $   954,463
        Accounts payable - related party                                                   1,628,025         1,575,033
        Accrued expenses                                                                     145,106           260,746
        Deferred Revenue                                                                      33,835            27,200
        Note payable and advances - related parties                                          125,000           125,000
        Current portion of capital lease obligations                                           2,568             4,047
                                                                                   ------------------ -----------------

         TOTAL CURRENT LIABILITIES                                                         2,745,011         2,946,489
                                                                                   ------------------ -----------------

STOCKHOLDERS' DEFICIT
        Common Stock; par value $0.001 per share
         Authorized 50,000,000 shares; 23,956,980 and 23,956,980
          issued and outstanding at December 31, 2000
          and September 30, 2000, respectively
                                                                                              23,956            23,956
        Capital paid in excess of par value of Common Stock                                7,535,535         7,535,535
        Subscription Receivable                                                                   --            (1,367)
        Accumulated deficit                                                               (7,946,055)       (7,915,038)
                                                                                   ------------------ -----------------

        TOTAL STOCKHOLDERS' DEFICIT                                                         (386,564)         (356,914)
                                                                                   ------------------ -----------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $ 2,358,447       $ 2,589,575
                                                                                   ================== =================





                                      The accompanying notes are an integral part of these
                                               consolidated financial statements.

                              Entertainment Digital Network, Inc.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                     For the Three Months ended December 31, 2000 and 1999


                                                                        Three Months
                                                                     Ended December 31
                                                                         (Unaudited)
                                                            -------------------------------------
                                                                  2000               1999
                                                            ----------------- -------------------
Revenue:
    Usage & hosting fees                                           $ 438,195           $ 426,818
    Equipment sales                                                  141,693             347,187
    Installation and monthly fees                                    201,525             185,515
    Webcasting                                                       445,035             171,842
    Rental fees                                                       37,481              27,133
    Other                                                              2,377               2,811
                                                            ----------------- -------------------
                                                                   1,266,306           1,161,306

Cost of sales                                                        715,410             942,290
                                                            ----------------- -------------------

    Gross Profit                                                     550,896             216,016

Sales and marketing expenses                                         221,506             115,237
General and administrative expenses                                  352,417             336,906
                                                            ----------------- -------------------
                                                                     573,923             452,143
    Loss from operations before other (expense)
    income and provision for income taxes                            (23,027)           (233,127)
                                                            ----------------- -------------------

Other (expense) income:
    Interest income                                                      839               8,171
    Interest expense                                                  (4,119)             (9,721)
    Other expense                                                     (5,100)                 --
    Gain on sale of subsidiary assets                                    390                  --
                                                            ----------------- -------------------

      Total other (expense) income, net                               (7,990)             (1,550)
                                                            ----------------- -------------------


                                                            ----------------- -------------------
      Net Income (loss)                                            $ (31,017)         $ (234,677)
                                                            ----------------- -------------------


    Basic and diluted net (loss) income per share:                 $  ( 0.00)          $   (0.01)




                                       The accompanying notes are an integral part of these
                                                consolidated financial statements.

                                                               3

                                           Entertainment Digital Network, Inc.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  for the Three Months ended December 31, 2000 and 1999


                                                                                             12/31/00          12/31/99
                                                                                           (Unaudited)       (Unaudited)
                                                                                         ---------------   ---------------
Cash flows from operating activities:
        Net Income (loss) income                                                              $ (31,017)       $ (234,677)

        Adjustments to reconcile net (loss) income to cash used in operating activities:

            Depreciation and amortization                                                        54,597            34,703
            Increase in reserve for bad debt                                                      5,351             3,750
            Noncash compensation expenses                                                            --             7,467
            Increase in accounts receivable                                                      (4,883)          (50,656)
            Decrease (Increase) in inventory                                                     52,108          (400,476)
            Decrease in prepaid expenses
                and other assets                                                                  8,870               632
            (Decrease) Increase in accounts payable
                and accrued expenses                                                           (222,126)          554,850
            Increase in deferred revenue                                                          6,635                --
                                                                                         ---------------   ---------------

            Net cash used in operating activities                                              (130,465)          (84,407)
                                                                                         ---------------   ---------------

Cash flows from investing activities:

        Purchase of property and equipment                                                       (5,900)          (78,280)
                                                                                         ---------------   ---------------

            Net cash used by investing activities                                                (5,900)          (78,280)
                                                                                         ---------------   ---------------

Cash flows from financing activities:

        Proceeds from exercise of Stock Options                                                   1,367                --
        Payments on capital leases                                                               (1,477)           (4,582)
        Proceeds from related party payable                                                      15,493             1,500
        Proceeds from Secured Note Receivable                                                        --            33,746
                                                                                         ---------------   ---------------

            Net cash provided by financing activities                                            15,383            30,664
                                                                                         ---------------   ---------------


                Net (decrease) increase in cash                                                (120,982)         (132,023)

Cash at beginning of period                                                                     196,211           282,862
                                                                                         ---------------   ---------------

Cash at end of period                                                                          $ 75,229          $150,839
                                                                                         ===============   ===============





                                           The accompanying notes are an integral part of these
                                                    consolidated financial statements.

                       ENTERTAINMENT DIGITAL NETWORK, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         1. Basis of Presentation The interim, condensed, consolidated financial statements of Entertainment Digital Network, Inc. (the "Company") included herein have been prepared in conformity with generally accepted accounting principles. The principles applied are consistent in all material respects with those used in the Company's Annual Report on Form 10KSB for the period October 1, 1999 to September 30, 2000. The interim financial statements are unaudited but reflect all normal adjustments which are, in the opinion of management, necessary to provide fair, condensed, consolidated balance sheets, statements of operations and cash flows for the interim periods presented. The interim financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10KSB for the period October 1, 1999 to September 30, 2000. 2. Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Entertainment Digital Network, Inc., a California corporation ("EDN"). Material inter-company transactions and balances have been eliminated. Visual Data Corporation, a Delaware corporation based in Pompano Beach, Florida ("VDC"), owns 51% of the voting securities of the Company.

3.   Loss Per Share

         Basic loss per share is computed using the  weighted-average  number of shares of common  stock  outstanding  during the periods.  Diluted  earnings per share is computed using the weighted-average  number of common shares and common share equivalents  outstanding  during the year. The computation of net loss per share was a follows:
                                                                            (Loss)              Shares         Per Share
                                                                          (Numerator)         Denominator        Amount
                                                                         --------------------------------      ---------
         Quarter ended December 31, 2000:
           Basic loss per share                                          $     (31,017)       23,956,980       $   (0.00)
           Effect of dilutive stock options and warrants                 $          --                --       $      --
                                                                         --------------     -------------      ---------
           Diluted loss per share                                        $     (31,017)       23,756,980       $   (0.00)
                                                                         ==============     ============       =========
         Quarter ended December 31, 1999:
           Basic loss per share                                          $    (234,677)       23,188,898       $   (0.01)
           Effect of dilutive stock options and warrants                            --                --              --
                                                                         -------------      ------------       ---------
           Diluted loss per share                                        $    (234,677)       23,188,898       $   (0.01)
                                                                         =============      ============       =========

         At December 31, 2000 options and warrants for the purchase of 5,818,894 common shares at prices ranging from $0.10 to $1.25 was antidilutive and therefore not included in the computation of diluted earnings per share.

4.   Notes Payable and Other Debt

       Notes Payable

         Notes payable-related party: consists of one loan payable to Mr. Eric Jacobs with a maturity date of December 31, 2001. The current balance of the loan at December 31, 2000 and September 30, 2000, respectively, is $125,000.


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

         In the past fiscal year, we renewed our agreement with PR Newswire and VDC to provide corporate clients with live audio and video webcasting over the Internet. We have successfully produced and streamed over 1500 live events for PR Newswire and its clients. Additionally, we have produced events for YahooBroadcast.com, E*TRADE, and iBeam,. Webcasting accounted for approximately 35% of our revenue for the three months ended December 31, 2000.

         The Company also continued its' agreement with Telestream, Inc., the manufacturer of a high-quality video delivery system, "ClipMailPro" (which can send video over data networks using high-speed broadband Internet networks). We became the first OEM dealer for this video appliance. We continue to believe that this product and service will become a significant part of the growth of the Company's revenues in the coming year. Our relationship with Telestream remains strong after two years of very close work together, though we have both fallen short of the original expectations. The long sales cycle and hesitance on the part of media professionals to adopt the new technology has resulted in a build-up of excessive inventory.

RESULTS OF OPERATIONS

         For the three months ended December 31, 2000, our revenues were $1,266,306, an increase of 9% compared to revenues of $1,161,306 in the comparable period last year. Revenue results for all categories were mixed compared to the comparable period for last year. Webcasting increased 160% over the prior year's quarter and continues to be one of the company's focuses for continued growth through partnering with our parent company, Visual Data Corporation's On-line Broadcast and Production Group. The Company will be concentrating its efforts on live audio and video event webcasts. We have also had revenue growth in the past quarter from our network affiliates' usage fees of 2.6%, rental fees of 38%, and new installations of 8.6%. However, the company's sale of network equipment resulted in a significant decrease of 59% in sales this quarter, as we experienced a temporary slow down in the sales of the video product line. Management continues to believe this business line will grow, aided by a strategic alliance with Digital Generation Systems, Inc. creating a highly sophisticated network service we call "OneDigitalPath" that enables production companies to transport and deliver their content through digital video network connections to the ultimate broadcaster of the advertising spot.

         Gross Profit increased to $550,896 or 43% of sales, in the three months ended December 31, 2000 compared to $216,016 or 19% of sales, in the equivalent period last year. The increase in gross profit can be attributed to the increase in revenues of Webcasting services, which has a lower cost of sales than our other services, and also benefited over the past quarter from a one time application of credits to costs attributable to rate decreases from one of our vendors. The decreases in the rate structure that generated this credit of approximately $187,000 from previous periods, is ongoing in our current costs. Sales of video equipment continues to have a lower profit margin due, in part, to sales discounts we offered our customers as incentives for the early adoption of this new technology.

         Operating expenses (including Sales & Marketing, and General & Administrative) increased to $573,923 in the three months ended December 31, 2000 compared to $452,143 in the equivalent period last year. We attribute this increase of approximately $106,000, to the increased costs in sales and marketing needed to facilitate our growth.

         For the three months ended December 31, 2000, we incurred a net loss of $31,017 or $(0.00) per share based on a weighted-average of 23,956,980 shares outstanding. This compares with a net loss of $234,677, or $(0.01) per share based on a weighted-average of 23,188,198 shares outstanding in the prior year for the comparable period.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION


FINANCIAL CONDITION, LIQUIDITY and CAPITAL RESOURCES

         At December 31, 2000, we had an accumulated deficit of $7,946,054. This compares to a September 30, 2000 accumulated deficit of $7,915,038. Our working capital decreased from $308,061 at September 30, 2000 to a negative $386,563 at December 31, 2000, due to our continued loss and infrastructure expansion.

         The company continues to be a net user of cash in operations. The current quarter saw a net use of cash amounting to approximately $130,000. The company expects to continue this trend over the next quarter with any cash shortfalls being supplemented by the 51% parent company Visual Data Corporation.

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

(a)      Reports on Form 8-K: None

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




                                             Entertainment Digital Network, Inc.
                                             -----------------------------------
                                                        (Registrant)


Date     February 16, 2001                   By:   ----------------------------
         -----------------
                                                   David Gustafson
                                                   Chief Executive Officer,
                                                   Principal Accounting Officer,
                                                   Secretary