Form 10-Q
period 2001-03-31
ENTERTAINMENT DIGITAL NETWORK INC/DE
filed 2001-05-15
CIK 1004233

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                 ---------------

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACTS
         For the transition period from ______________ to ______________

                        Commission file number 000-21659
                     --------------------------------------

                       ENTERTAINMENT DIGITAL NETWORK, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                           94-3173300
 -------------------------------------------------------------------------------
 (State or other jurisdiction of                               (IRS Employer
  incorporation or organization)                            Identification No.)


                One Union Street, San Francisco, California 94111
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (415) 274-8800
 -------------------------------------------------------------------------------
                           (Issuer's telephone number)

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 23,956,980 shares of
                         Common Stock at March 31, 2001

       Transitional Small Business Disclosure Format (Check one): Yes No X

Part I:  Financial Information

                                        ENTERTAINMENT DIGITAL NETWORK, INC.
                                           CONSOLIDATED BALANCE SHEETS
                                    As of March 31, 2001 and September 30, 2000

                                                                                           March 31,       eptember 30,
                            ASSETS                                                            2001            2000
                                                                                          (Unaudited)       (Audited)
                                                                                       --------------------------------
CURRENT ASSETS
       Cash                                                                                $       ---      $   196,211
       Accounts receivable, net of allowance for doubtful accounts of $92,125 and $170,000 at March 31, 2001 and
           September 30, 2000, respectively                                                    884,662          955,226
       Accounts and interest receivable - related party                                         77,960           73,175
       Inventories, net of valuation allowance of
       $322,221 and $338,000 at March 31, 2001 and                                             652,787          708,284
           September 30, 2000, respectively
       Prepaid expenses and other current assets
                                                                                                33,666           11,294
                                                                                       --------------------------------
          TOTAL CURRENT ASSETS                                                             $ 1,649,075      $ 1,944,190

       Property and equipment, net                                                             583,127          624,321
       Other assets                                                                             10,508           21,062
                                                                                       --------------------------------
       TOTAL ASSETS                                                                        $ 2,242,710      $ 2,589,573
                                                                                       ================================

                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
       Bank overdraft                                                                      $     2,681      $       ---
       Accounts payable                                                                        623,979          954,463
       Accrued expenses                                                                        181,579          260,746
       Deferred revenue                                                                         14,189           27,200
       Note payable and advances - related                                                     125,000          125,000
       parties
       Current portion of capital lease obligations                                             18,204            4,045
       Advances and accrued expenses-related party                                           1,692,041        1,575,033
                                                                                       --------------------------------
        TOTAL CURRENT LIABILITIES                                                          $ 2,657,673      $ 2,946,487
                                                                                       --------------------------------
       Capital lease obligations                                                                28,711              ---
                                                                                       --------------------------------
        TOTAL LIABILITIES                                                                  $ 2,686,384      $ 2,946,487
                                                                                       --------------------------------

STOCKHOLDERS' DEFICIT
       Common  Stock; $0.001par value, 50,000,000  shares authorized;
       23,956,980 shares issued and outstanding at March 31, 2001 and
       September 30, 2000                                                                       23,956           23,956
       Additional paid-in-capital                                                            7,535,535        7,535,535
       Subscription receivable                                                                      --           (1,367)
       Accumulated deficit                                                                  (8,003,165)      (7,915,038)
                                                                                       --------------------------------
        TOTAL STOCKHOLDERS' DEFICIT                                                           (443,674)        (356,914)
                                                                                       --------------------------------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $ 2,242,710      $ 2,589,573
                                                                                       ================================

                       ENTERTAINMENT DIGITAL NETWORK, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the six and three months ended March 31, 2001 and 2000

                                                                 Six months ended                 Three months ended
                                                                     March 31                          March 31
                                                                    (Unaudited)                      (Unaudited)
                                                          ------------------------------ ------------------------------------
                                                           2001              2000              2001              2000
                                                          ------------------------------ ------------------------------------
Revenue:
   Usage fees                                              $   823,446      $   810,372        $   385,252         $ 383,554
   Equipment sales                                             530,447          882,946            388,753           535,759
   Installation and monthly fees                               427,334          374,783            225,810           189,268
   Webcasting                                                  894,014          373,564            448,980           201,722
   Rental fees and other                                        92,112           64,729             52,253            34,785
                                                          ------------------------------ ------------------------------------
     Total revenue                                           2,767,353        2,506,394          1,501,048         1,345,088

Cost of sales                                                1,725,285        2,056,081          1,009,876         1,113,791
                                                          ------------------------------ ------------------------------------

     Gross profit                                            1,042,068          450,313            491,172           231,297

Sales and marketing                                            454,668          293,043            233,162           177,806
General and administrative                                     669,840          697,101            312,323           360,195
                                                          ------------------------------ ------------------------------------
                                                             1,124,508          990,144            545,485           538,001
     Loss from operations before other income
         (expenses) and provision for income taxes             (82,440)        (539,831)           (54,313)         (306,704)
                                                          ------------------------------ ------------------------------------

Other income (expenses):
   Interest income                                               1,271           11,291                431             3,120
   Interest expense                                             (7,934)         (18,981)            (3,815)           (9,260)
   Gain on sale of assets                                          976              ---                585               ---
                                                          ------------------------------ ------------------------------------

     Total other expenses                                       (5,687)          (7,690)            (2,799)           (6,140)
                                                          ------------------------------ ------------------------------------

     Loss before provision for income taxes                    (88,127)        (547,521)           (57,112)         (312,844)
    Provision for income taxes                                    ---             2,433               ---              2,433

                                                          ------------------------------ -------------------------------------
     Net Loss                                              $   (88,127)     $  (549,954)       $   (57,112)       $ (315,277)
                                                          ------------------------------ -------------------------------------

   Basic and diluted net loss per share:                   $     (0.00)     $     (0.02)       $     (0.00)          $  (0.01)

   Weighted-average number of shares outstanding            23,956,980       23,197,400         23,956,980         23,205,902


                       ENTERTAINMENT DIGITAL NETWORK, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended March 31, 2001 and 2000

                                                                                      March 31,2001   March 31, 2000
                                                                                        (Unaudited)     (Unaudited)
                                                                                      --------------- ---------------
Cash flows from operating activities:
        Net loss                                                                         $  (88,127)       $(549,954)
        Adjustments to reconcile net loss to
           cash used in operating activities:
             Depreciation and amortization                                                  109,534           76,409
             (Decrease) increase in allowance for doubtful accounts                         (77,875)           7,500
             Decrease in inventory valuation                                                (15,779)             ---
             Compensation expense on below market value stock options                           ---           14,934
             (Increase) decrease in assets:
               Accounts receivable                                                          148,439         (320,237)
               Accounts receivable-related party                                             (4,785)
               Inventories                                                                   71,276         (447,711)
               Prepaid expenses and other assets                                            (11,818)          (1,304)
             Increase (decrease) liabilities:
               Bank overdraft                                                                 2,681              ---
               Accounts payable                                                            (277,555)         740,506
               Accrued expenses                                                              37,842              ---
               Deferred revenue                                                             (13,011)             ---
                                                                                      -------------------------------
             Net cash used in operating activities                                         (119,178)        (479,857)
                                                                                      -------------------------------

Cash flows from investing activities:
        Purchase of property and equipment                                                  (68,340)        (209,928)
                                                                                      -------------------------------
             Net cash used by investing activities                                          (68,340)        (209,928)
                                                                                      -------------------------------

Cash flows from financing activities:
        Proceeds from line of credit                                                            ---          100,000
        Proceeds from advances - related party                                                  ---          322,597
        Principal payments on debt                                                              ---          (40,500)
        Payments on capital lease obligations                                               (10,060)          (8,468)
        Proceeds from exercise of stock options                                               1,367            2,506
        Proceeds from secured note receivable                                                   ---          283,746
                                                                                      -------------------------------
             Net cash (used) provided by financing activities                                (8,693)         659,881
                                                                                      -------------------------------

             Net decrease in cash                                                          (196,211)         (29,904)

Cash at beginning of period                                                                 196,211          282,862
                                                                                      -------------------------------
Cash at end of period                                                                   $       ---       $  252,958
                                                                                      ===============================

Supplemental Cash Flow Information
Cash paid during the year for interest                                                        7,972           17,213
Account Payable converted to Capital lease transaction                                       52,929              ---

                                       4

                       ENTERTAINMENT DIGITAL NETWORK, INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. Basis of Presentation

         The interim, condensed, consolidated financial statements of Entertainment Digital Network, Inc. (the "Company") included herein have been prepared in conformity with generally accepted accounting principles. The principles applied are consistent in all material respects with those used in the Company's Annual Report on Form 10-KSB for the period October 1, 1999 to September 30, 2000. The interim financial statements are unaudited but reflect all normal adjustments which are, in the opinion of management, necessary to provide fair, condensed, consolidated balance sheets, statements of operations and cash flows for the interim periods presented. The interim financial statements should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-KSB for the period October 1, 1999 to September 30, 2000.

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

3. Loss per Share

         Basic loss per share is computed using the weighted-average number of shares of common stock outstanding during the periods. For the periods ended March 31, 2001 and 2000, the effect of stock options is antidilutive and, accordingly, options and warrants for the purchase of 6,094,872 common shares at prices ranging from $0.10 to $1.25 per share were excluded from the diluted loss per share calculation.

4. Note Payable and Advances - Related Parties

         Note payable-related parties consist of the following:
                                               March 31,        September 30,
                                                  2001              2000
                                               --------------  ---------------

         Note payable to Eric Jacobs,  a
         Director  of  the  company  and
         VDC, with principal of $250,000
         at 12%  interest  issued in May
         1999. Interest is paid monthly.
         The principal balance is due on
         December  31,   2001.   Accrued
         interest payable March 31, 2001
         is $575.                                $ 125,000        $ 125,000
                                               --------------- ----------------

         The company has advances from VDC in the form of a non-interest bearing, unsecured demand loan totaling $1,419,670 and for intercompany charges totaling $272,371 as of March 31, 2001. These balances compare to $1,419,670 and $185,986 at September 30, 2000. The intercompany balance consists of charges for insurance costs and operations costs where appropriate.


5. Proposed Acquisition of Remaining Outstanding Shares

         In March 2000, Visual Data Corporation ("VDC"), which currently owns approximately 51% of our outstanding shares, signed a Letter of Intent with us providing for a proposed tax-free reorganization whereby we would become a wholly owned subsidiary of VDC. The proposed terms included the right to receive one share of VDC for every ten outstanding shares of our capital stock, and the conversion of every ten of our outstanding options or warrants into one option or warrant to purchase a share of VDC common stock. The transaction is subject to the execution of a definitive agreement and approval of our shareholders. On April 17, 2000, VDC announced that they were postponing the previous announced intention to acquire of the remaining 49% of our outstanding shares. The decision to postpone the acquisition was made due to market conditions at that date. During the company's third quarter it will engage the services of an independent appraiser to determine the fairness of VDC's recently expressed desire to move forward and complete the transaction.



                       ENTERTAINMENT DIGITAL NETWORK, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         For the three months ended March 31, 2001, our revenues were $1,501,048, an increase of 12% over revenues of $1,345,088 in the comparable period last year. Revenues for the six months ended March 31, 2001 increased 10% to $2,767,353 compared to revenues of $2,506,394 in the comparable period last year. Increases in revenue are primarily due to growth in sales of our Webcasting services. This line of services has steadily increased each quarter. Webcasting revenues grew to $894,014 for the six months ended March 31, 2001 compared to $373,564 for the same period last year. The decline in equipment sales is primarily due to a softening of the market for its video products over the six-month period ending March 31, 2001 compared to the same period in the previous year. Sales of video products declined from $508,756 in the six months ended March 31, 2000 to $275,139 in the same period in the current year. The market place continues to have a long sales cycle in the adoption of the new technology. After the initial period of sales, we have seen a softening in the market as users evaluate and integrate the technology into their networks. The company continues to be optimistic for this product line and is experiencing a steadily increasing level of activity. This optimism is supported by the increase in sales for the quarter ended March 31, 2001 to $238,361 compared to $36,778 in the quarter ended December 31, 2000

         Gross Profit increased for the three months ended March 31, 2001 to $491,172 or 33% of sales, compared to $231,297 or 17% of sales, in the equivalent period last year. For the six months ended March 31, 2000 gross profit increased to $1,042,068 or 38% of sales, from $450,313, or 18% of sales in the equivalent period last year. Increases in gross profit for the current quarter and year to date were due primarily to an increase in Webcasting revenues, which added $520,450 in revenues compared to the six months ended March 31, 2000. We continue to discount the video products in an effort to stimulate the market. This market continues to experience a long selling cycle. However, even in light of recent modest results, we continue to be optimistic that our efforts, especially through our marketing initiative with Digital Generation Systems, known as -"One Digital Path"-, will result in increased sales. The net operating loss for the three months ended March 31, 2001 of $54,313, or -4% of sales, is an improvement over the loss during the equivalent period last year of -23% of sales. The net operating loss for the six months ended March 31, 2001, of $82,440, or -3% of sales, also is an improvement over the corresponding period of last year that resulted in a net operating loss of $539,831, or -22% of sales.

         Operating expenses (including Sales & Marketing, and General & Administrative) increased to $545,485 in the three months ended March 31, 2001 compared to $538,001 in the equivalent period last year. This increase is due to expansions of our business, primarily in the Webcasting line. However, due to internal restructuring of this line of business, with the relocation of part of the Webcasting business to our parent company, Visual Data Corp (VDC), we actually reduced staff in this line at the end of the three months ended March 31, 2001. For the six months ended March 31, 2001 operating expenses increased to $1,124,508 from $990,144 in the equivalent period last year. There were significant expenditures for the six months just ended such as those associated with building up new lines of business.

         For the three months ended March 31, 2001, we incurred a net loss of $57,112 or $(0.00) per share based on a weighted-average of 23,956,980 shares outstanding, which is in line with our forecast. This compares with a net loss of $315,277, or $(0.01) per share based on a weighted-average of 23,205,902 shares outstanding in the prior year for the comparable period. For the six months ended March 31, 2001, we incurred a net loss of $88,127, or $(0.00) per share based on the weighted-average of 23,956,980 shares outstanding. The net loss for the comparable period for the previous year was $549,954, or $(0.02) per share outstanding based on the weighted-average of 23,197,400 for the period.




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         We continue to expand our core audio networking business, which has now expanded to over 550 affiliates in the United States and Canada. The number of Grammy and Oscar recipients that use the audio network in the music and motion picture industry has increased annually.

         In the past fiscal year, we renewed our agreement with PR Newswire and VDC to provide corporate clients with live audio and video Webcasting over the Internet. We are in the midst of transitioning the process of conducting the earnings conference call business to VDC, while EDnet will concentrate more fully on the -"Live Event"- portion of the Webcasting business. The net short-term impact of this could lead to a decrease in the Webcasting revenues by as much as 50%. This transition is expected to be complete by the forth quarter of the current year. To make up this lost revenue the company is expanding its sales and marketing activities in the Live Event line of business.

         Toward the end of the first quarter, we added a dedicated sales person to our Audio products sales and saw a 43% increase in the sales for the three months ended March 31, 2001 compared to the prior quarter. Our Video product sales continue to lag expectations, but with the hiring of a new National Sales Director we are seeing encouraging movement in this line. The total video equipment sales for the three months ended March 31, 2001 were $239,336, which is a $202,258 increase over the previous three months. Our relationship with Digital Generation Systems continues to expand through the -"One Digital Path"- marketing effort. The result is that we have increased sales of video products, and have growing sales contact with potential advertising and brand customers as we combine our efforts at penetrating this market.

Financial Condition, Liquidity, and Capital Resources

         At March 31, 2001, we had an accumulated deficit of $8,003,165. This compares to a September 30, 2000 accumulated deficit of $7,915,038. Our working capital deficit increased only slightly from $(1,002,297) at September 30, 2000 to $(1,008,598) at March 31, 2001, as a result of our continued efforts at growing our market share of the video products marketplace drawing on our cash, and steadily declining balances in the Accounts Receivable and Inventory. The Accounts Receivable is declining with aggressive collections activities and excess video inventory is declining as planned. We have also reduced our accounts payable during the six months ended March 31, 2001 from $954,463 to their current level of $623,979. There have been no other significant changes to the balance sheet compared to the three-month period ending December 31, 2000.
         The company continues to be a net user of cash in operations. The six-month period ended March 31, 2001 saw a net use of cash amounting to approximately $196,000. The company `s need for cash is expected to continue into the next quarter with any cash shortfalls being supplemented by the 51% parent company Visual Data Corporation.

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

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Securities Holders

         None

Item 5.  Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         a)Exhibits: None
         b)Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      Entertainment Digital Network, Inc.
                                      -----------------------------------
                                                  (Registrant)


Date     May 12, 2001            By:
         ------------                 ------------------------------------------

                                               David Gustafson
                                               President,
                                               Principal Accounting Officer